Form 10-K
period 2010-12-31
RESPECT YOUR UNIVERSE, INC.
filed 2011-04-15
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-166171

Respect Your Universe, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-0641026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6533 Octave Avenue Las Vegas, Nevada	89139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 664-1246

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes   ☐ No (Not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒Yes   ☐No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,142,850 as of June 30, 2010 based on a value of $0.10 per share

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  24,295,500 shares of common stock as of March 31, 2011

FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;

•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;

•	our ability to efficiently and effectively finance our operations, and/or purchase orders;

•	deterioration in general or regional economic conditions;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	inability to achieve future sales levels or other operating results;

•	the unavailability of funds for capital expenditures and/or general working capital;

•	operational inefficiencies in distribution or other systems;

•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•	inability to efficiently manage our operations;

•	the inability of management to effectively implement our strategies and business plans; and

•	the other risks and uncertainties detailed in this report.

Throughout this Annual Report references to “we”, “our”, “us”, “RYU”, “the Company”, and similar terms refer to Respect Your Universe, Inc.

RESPECT YOUR UNIVERSE, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2010

PART I

Item 1	Business

Organizational History

Respect Your Universe, Inc. (“the Company”), was incorporated in the State of Nevada on November 21, 2008.

Overview

We are a start-up company and have not commenced commercial operations. The Company intends to capitalize on the increasing popularity of Mixed Marshal Arts (MMA) and similar fighting styles to provide exciting, first-rate apparel for the worldwide audience of MMA fans.  Our product line will consist of apparel that is designed for MMA training and competition, as well as a broader and more mainstream post-competition sportswear category.

The Company is a maker of premium athletic apparel and equipment.  All of our products are tested by athletes in training or in the ring. This is our competitive advantage, athlete infused and tested for the everyday athlete and fan. Over 90% of our products are made from recycled or organic fabrics.  Our brand philosophy is: Respect, Strength, Honor and Nature.

Product

We have designed, developed and tested “third phase” prototypes for our entire Fall 2011 line. These products are ready for commercial production. For our Spring 2012 product line, we have created initial “first phase” or intermediate “second phase” prototypes, or have created the required designs. "First phase" prototypes are initial test products created from two dimensional drawings to test feasibility of design. Once analyzed and changed, the next step is to produce a "second phase" prototype which should be correct in fit and fabric. Finally, the "third phase" prototype is a sales sample, ready for commercial production. For all of our product lines, we have obtained or developed and tested the necessary fabrics.

Our products are classified into three categories: Training, Competition, and Lifestyle. These categories are relevant to both genders; male and female.

Training - Our training products are synthetic fabrications geared toward athletic pursuits and will consist of the following:

Recycled polyester training tops in sleeveless, short sleeve and long sleeve varieties and will retail for approximately $35 to $45.

Recycled poly training shorts that will retail for approximately $35.

Organic cotton/recycled poly fleece jackets that will retail for approximately $125 to $150.

Recycled polyester warm up jackets and pants that will retail for approximately $75 to $85.

Outerwear consisting of windbreakers and soft shell jackets that will retail for approximately $85 to $150.

The women’s line will have the entire above silhouettes plus:

Sport bras made of organic cotton and recycled polyester that will retail for approximately $42 to $58 and sport tanks that will retail for approximately $58 to $68.

Cropped pants made from organic cotton and recycled nylon that will retail for approximately $75 to $85.

All men’s products are at the salesman sample stage and ready for production.  All women’s products are at second prototype stage for ready for fit.

Competition - Our competition gear will include:

Fight shorts made from recycled nylon and stretch retailing at approximately $75.

Compression tops in long and short sleeve varieties and compression shorts made from recycled polyester that will retail for approximately $45 to $55.

Lifestyle/Sportswear - In the lifestyle classification we have created products that will include:

Organic graphic tee shirts in tank, short sleeve, and long sleeve varieties with graphics executed from soy-based inks that will retail for approximately $28.

Organic hoody’s in full zip and pullover varieties made from premium heavyweight organic cotton fleece that will retail for approximately $90 to $110.

Bamboo rayon tee shirts that will retail for approximately $48.

Equipment - Our equipment line will include:

Duffel bags will retail at approximately $65 to $85.

Backpacks will retail at approximately $75.

Messenger bags will retail at approximately $75.

Women’s training bags will retail at approximately $75.

Product Manufacturing

RYU plans to outsource the commercial manufacturing of its product lines to third parties. The Company has no formal agreements in place for such supply, but has verbal commitments and price quotes from various suppliers, primarily located in Asia, to manufacture the Company’s products on terms to be negotiated but which the Company expects to be within reasonable commercial norms.

Product Distribution

We will distribute our products through a variety of retail channels. Distribution will happen in stages congruent with the stages of our business plan as follows:

Stage 1:	Specialty shops and RYU online
Stage 2:	Specialty shops, RYU online, limited department stores and limited sporting goods stores
Stage 3:	Expansion of department stores and sporting goods stores, as well as, international distributors and RYU retail stores
Beyond:	Expansion of all the above

Specialty shops are small stores and websites specializing in MMA products or similar types of products that relate to the sport and its culture.  RYU online and retail stores are retail outlets owned and operated by Respect your Universe.  Department stores are large regional and national chain department stores with both active and sportswear retail spaces.  Sporting goods stores are large and small stores specializing in the sale of sports clothing and equipment, both physical locations and online stores.

We plan on contracting with third parties to outsource our inventory warehousing and our product distribution and shipping needs.

Product Marketing and Testing

In 2009, as a test run solely for the limited purpose of gaining feedback on our brand design, we made 400 pieces of initial designs of t-shirts and sold all of them successfully through the third party retail website www.soliscompany.com. Because of the nature of this test run, we sold these pieces at a price of approximately $5 per unit, which represents a deep discount off of our planned retail price of $28 per unit. We do not plan on offering such deep discounts for our commercial line of apparel. In order to create brand awareness for RYU in anticipation of our commercial launch, we began marketing our brand by sponsoring UFC fighters, martial arts tournaments, and general Las Vegas club and after-party events popular with MMA fans.

As of December 31, 2010 we have spent approximately $35,000 for event and UFC fighter sponsorships.  Typically, sponsorship of a UFC event costs between $5,000 and $10,000, depending on the level of sponsorship.  The cost to sponsor a UFC fighter is approximately $5,000 per event, but this cost also depends on the caliber of the fighter.  A sponsored fighter would be required to wear our branded apparel at the pre-fight conference, weigh-in, during the fight and at the post-fight interview.  The industry norm is that these sponsorships are governed by verbal agreements.

Currently we have no ongoing fighter sponsorships; however, we plan on sponsoring approximately five UFC fighters for various events in 2011. We anticipate the cost of this to be approximately $50,000 and this cost is included in our marketing budgets for Stages 1 and 2 found in our “Plan of Operations” herein.

Competition

The market for athletic apparel is highly competitive.  Competition is principally based on brand image and recognition, as well as product quality, innovation, style and price. It includes competition from established companies who are expanding their production and marketing of performance products, as well as from new entrants into the market. We are in competition with wholesalers and direct sellers of general athletic apparel such as RVCA, Nike, Adidas, Reebok, and Under Armour. The Company is also in direct completion with the MMA apparel market such as Tapout, Hyabusa, Affliction, and Silver Star. All of these competitors are fully funded, operational businesses that have significantly greater financial and marketing resources than we do.

In contrast, we are a start-up company that has not commenced commercial operations. We have yet to begin to compete with these entities, and won't until we raise sufficient investment capital to commence business operations and our products become available to the consumer. However, we believe our strategy of focusing on the MMA athlete as the inspiration for our product design, as opposed to focusing the product design on the consumer, will enable us to obtain a competitive position in the industry.  Building our product around the MMA athlete will provide a product that is premium in quality, more authentic, and provide better athletic performance and function.

Patents and Trademarks

On December 10, 2008, a U.S. federal trademark registration was filed for RYU. This trademark is owned by Respect Your Universe, 6533 Octave Avenue, Las Vegas, The USPTO has given the RYU trademark serial number of 77630773. The description provided to the USPTO for RYU is clothing, namely, athletic bras, athletic footwear, athletic underwear, athletic uniforms, baby and toddler suits, bathing suits, beachwear, belts, blouses, bodysuits, boots, bottoms, boxer shorts, caps, coats, compression shorts for athletic use, dresses, footwear, gloves, hats, headbands, hosiery, jackets, jeans, jerseys, jumpers, jumpsuits, leggings, night-shirts, overalls, pajamas, pants, play suits, robes, sandals, scarves, shirts, shoes, shorts, skirts, sleepwear, slippers, sneakers, socks.

On December 10, 2008, a U.S. federal trademark registration was filed for RESPECT YOUR UNIVERSE. This trademark is owned by Respect Your Universe, Inc., 6533 Octave Avenue, Las Vegas, 89139. The USPTO has given the RESPECT YOUR UNIVERSE trademark serial number of 77630779. The description provided to the USPTO for  RESPECT YOUR UNIVERSE is Clothing, namely, athletic bras, athletic footwear, athletic underwear, athletic uniforms, baby and toddler suits, bathing suits, beachwear, belts, blouses, bodysuits, boots, bottoms, boxer shorts, caps, coats, compression shorts for athletic use, dresses, footwear, gloves, hats, headbands, hosiery, jackets, jeans, jerseys, jumpers, jumpsuits, leggings, night-shirts, overalls, pajamas, pants, play suits, robes, sandals, scarves, shirts, shoes, shorts, skirts, sleepwear, slippers, sneakers, socks.

Product Development and Research Costs

From inception on November 21, 2008 to December 31, 2010, the Company has spent approximately $1,000,000 on the design and development, testing, prototype creation, and fabric creation for its sports apparel line.

Employees

The Company currently has no full time employees, however its officers Kristian Andresen (CEO), John Wood (CFO), and Emmanuel K. Brown (Director of Marketing) all serve as part-time employees.

Our officers are responsible for either performing or overseeing all operations of the Company.  Specifically, our officers direct responsibilities include, but are not limited to, seeking the investment capital necessary to commence and build commercial operations, creating our marketing, branding and sales strategy, driving the overall product design strategy, generally understanding and being involved in MMA as a sport and market, and all financial reporting and general administrative duties.

We have outsourced our product design and development to the consulting firm Exit 21, and if the Company receives the necessary financing to commence commercial operations, the Company will further utilize Exit 21 for services related to product sourcing.

Pursuant to Board authority, our CEO Kristian Andresen manages the relationship with Exit 21.  Exit 21 makes recommendations to Mr. Andresen within its scope of work and Mr. Andresen is responsible for authorizing Exit 21 to move forward with such recommendations.  Specifically, Mr. Andresen approves product designs before they move forward to prototype development and ultimately commercialization.  Mr. Andresen also approves Exit 21’s use of any subcontractors, and any expenses related to Exit 21’s services beyond the fees due under the consulting agreement whether reimbursable to Exit 21 or paid to third parties by the Company.

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 1B	Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2	Properties

Our principal executive and administrative offices are located at 6533 Octave Avenue, Las Vegas, Nevada 89139, which is in the residence of our CFO and Director John Wood. We do not have a lease agreement for the space, pay no rent, and our usage of the space could be terminated at any time. We expect that our current administrative offices are sufficient through the 4th quarter of 2010. We plan to outsource the manufacturing of our products, and our distribution and warehousing needs for our products, to third parties and as such have no current plans to lease or own space for such needs.

Item 3	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4	[Removed and Reserved]

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed to trade in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol “RYUN”. We have been eligible to participate in the OTC Bulletin Board since December 30, 2010.

The following table sets forth the quarterly high and low bid prices for our Common Stock during our last fiscal year, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Bid Prices ($)
2010 Fiscal Year	High	Low

March 31, 2010	n/a	n/a
June 30, 2010	n/a	n/a
September 30, 2010	n/a	n/a
December 31, 2010	n/a	n/a

As of March 31, 2011, there was no trading activity for the common stock on the OTC Bulletin Board.

Holders

As of March 31, 2011, we had 75 holders of our common stock.

Dividend Policy

The payment by us of dividends, if any, in the future rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors.   We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities

Year Ended December 31, 2008

On November 21, 2008, the Company issued 6,250,000 shares of common stock to its founders, for a subscription receivable of $6,250 ($0.001/share), which was received in 2009.

The Company issued 1,067,000 shares of common stock to a stockholder for conversion of debt, totaling $106,700 ($0.10/share).

Year Ended December 31, 2009

The Company issued 7,855,000 shares of common stock for $169,000 ($0.01 and $0.10/share).  Of the total proceeds raised, $33,000 was received in 2010.

The Company issued 3,058,500 shares of common stock to consultants, in exchange for services rendered, having a fair value of $231,600 ($0.001 and $0.10/share), based upon the fair value of the services rendered.

Year Ended December 31, 2010

The Company issued 3,765,000 shares of common stock for $376,500 ($0.10/share).

The Company issued 2,000,000 shares of common stock to a consultant, in exchange for services rendered, having a fair value of $200,000 ($0.10/share), based upon the fair value of the services rendered.

All of the above offerings and sales were deemed to be exempt under either Rule 506 of Regulation D or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, friends or business associates of executive officers of RYU, and transfer was restricted by RYU in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. The individuals and entities to whom we issued securities as indicated in this section are unaffiliated with us.

Use of Proceeds

On December 21, 2010, the Company did not receive any proceeds from its initial public offering.  All of the expenses of the offering, totaling approximately $126,000, $89,000 and $37,000 for the years ended December 31, 2010 and 2009, respectively, were direct or indirect payments to persons other than officers, directors, affiliates or more than 10% shareholders.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6	Selected Financial Data

Not required for smaller reporting companies.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the related notes included in this annual report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from those projected in the forward-looking statements as a result of many factors, including those discussed elsewhere in this report.

Overview

Respect Your Universe was incorporated on November 21, 2008 in the State of Nevada to provide exciting, first-rate apparel for the worldwide audience of MMA fans.  We have not begun operations and we have generated only minimal revenues.   Our product line will consist of apparel that is designed for MMA training and competition, as well as a broader and more mainstream post-competition sportswear category.

The Company is a maker of premium athletic apparel and equipment.  All of our products are tested by athletes in training or in the ring. This is our competitive advantage, athlete infused and tested for the everyday athlete and fan. Over 90% of our products are made from recycled or organic fabrics.  Our brand philosophy is: Respect, Strength, Honor and Nature.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Results of Operations for the year ended December 31, 2010

We did not earn any revenues during the year ended December 31, 2010.  The Company incurred $1,000,701 in research and development costs and $156,517 in general and administrative expenses.

As a result of the above, we had a net loss for the year ended December 31, 2010 in the amount of $1,157,218.

Results of Operations for the year ended December 31, 2009

We earned revenue in the amount of $1,987 during the year ended December 31, 2009 from the test launch of our product line.  The costs associated with the test sales totaled $8,421.  We also incurred $360,953 in general and administrative expenses during the year.

As a result of the above, we had a net loss for the year ended December 31, 2009 in the amount of $367,387.

Results of Operations for period from inception through December 31, 2010

We earned minimal revenues from November 21, 2008, inception through the period ending December 31, 2010.  We do not anticipate earning significant revenues until such time that we more fully implement our business plan.

We incurred a net loss in the amount of $1,574,436 from our inception on November 21, 2008, until December 31, 2010. This loss consisted of a loss on sales in the amount of $7,227, research and development in the amount of $1,000,701 and general and administrative expenses in the amount of $566,508.  We anticipate our operating expenses will increase as we undertake our plan of operations and incur the expenses involved in filing with the SEC seeking reporting company status.

Liquidity and Capital Resources

As of March 31, 2011, we had cash of approximately $500.

To date, as we have not yet commercially launched and begun selling our products, our revenues have been minimal and resulted only from the sales of products in our test launch. We have relied on investor capital to fund our operations, specifically the design and testing of our products and fabrics, the development of our prototypes, the creation of products for our test launch, the marketing of our brand in general.  To date we have raised $581,750 of capital from investor financing.

In August 2010, the Company borrowed $20,000 from its CEO, Kristian Andreson, and used the proceeds to pay Exit 21 as partial payment for past-due amounts owed under its consulting agreement. In March 2011, the Company borrowed $25,000 from an entity affiliated with its CEO, Kristian Andreson.

Business Plan and Funding Needs

Our business is not yet operational and our products are not yet commercially manufactured or available for purchase. Our business plan follows the broader apparel industry norm of commercially launching two products lines for each year: Spring and Fall product lines. Typically a product line needs to be created and product prototypes finalized twelve months prior to its commercial launch date.

We currently have approximately $500 in cash and cannot fund the implementation of our business plan.  Therefore, in order to commence operations and fully finance our business plan (as detailed below), we need to raise a total of $17,373,000 in investment capital over the course of the next two years from sales of equity and debt financing.

We currently have no commitments for such required financing. If we are not successful in raising sufficient capital to fund Stage 1 our business will not commence and will fail.

The following discussion states our funding needs broken out by our three business plan stages (Stages 1, 2 and 3), the date by when we need such respective tranche of financing in order to conduct such stage, what product lines will be commercialized, designed or delivered by each stage, and what the use of proceeds of each stage’s respective financing tranche is:

Stage 1 – through May 31, 2011

The primary elements of Stage 1 of our business plan are:

•
Launch our Fall 2011 product line.  RYU brand marketing, and manufacturing and selling our Fall 2011 product line.  Our Fall 2011 product line is fully designed and ready for commercialization (Third Phase Prototypes).

•
Creation of our Spring 2012 product line. For our Spring 2012 product line, we have either created the initial product designs, prototypes created from such designs to test feasibility (First Phase Prototypes), or next phase prototypes that incorporate comments from the First Phase Prototype testing and are correct in fit and material (Second Phase Prototypes).

•	Form Company Sales and Marketing Teams. In order to commence general RYU brand marketing and sell our Fall 2011 product line, we need to hire and manage an internal marketing and sales team.

•	Exit 21. For Stage 1 we have contracted with the consulting firm Exit 21 to provide the product design and development services needed.

Investment Needed:  $1,873,000

To successfully implement Stage 1 on time, we will need to raise $1,873,000 in investment capital by May 31, 2011.

If we fail to raise $1,873,000 by May 31, 2011, we will not be able to successfully commence operations as planned under our business plan and have our initial product launch be our Fall 2011 product line.  If we are successful in raising such investment, but late, i.e., after May 31, 2011, our plan is to move our initial product launch to the next appropriate product line.

Projected Operating Expenses: Of the $1,873,000 needed for Stage 1, we project that we will use the proceeds of such capital raise as follows:

Approximate Cost	Function

$750,000	Fall 2011 product line manufacturing and inventory purchasing (includes $550,000 in costs and $200,000 of fees to Exit 21 during Stage 1 for this purpose)
$400,000	Spring 2012 product line creation (all $400,000 for this is paid as fees to Exit 21 during Stage 1 for this purpose)
$150,000	Marketing and Sales (includes $100,000 in internal salaries and $50,000 of fees to Exit 21 during Stage 1 for this purpose)
$ 50,000	Financial reporting
$ 30,000	Website development
$ 80,000	General and Administrative expenses, and other salaries
$393,000	Past due amounts to Exit 21 for fees as of December 13, 2010
$ 20,000	Amount due under loan agreement with our CEO, as extended

Stage 2 – June 1, 2011 through December 31, 2011

The primary elements of Stage 2 of our business plan are:

•	Delivery of our Fall 2011 product line

•	Launch our Spring 2012 product line

•	Creation of our Fall 2012 product line. We anticipate our Fall 2012 product line will expand to include youth and kid’s products.

•	Business operations. Includes sales, marketing, financial reporting, and general and administrative costs.

•
Product Design and Development. We may extend our current agreement with the consulting firm Exit 21 to provide services for our needs during Stage 2, or we may retain a different entity to provide such services, or the Company may undertake to perform such services on its own. The costs below include amounts allocated for such services.

Investment Needed:  $4,500,000

To successfully implement Stage 2 on time, we will need to have completed Stage 1 on time and raised $4,500,000 in investment capital by December 31, 2011.  If we fail to raise sufficient capital, our business plan may fail at this stage.

Projected Operating Expenses: Of the $4,500,000 needed for Stage 2, we project that we will use the proceeds of such capital raise as follows:

Approximate Cost	Function

$ 750,000	Fall 2011 product line delivery
$1,250,000	Spring 2012 product line launch
$1,000,000	Fall 2012 product line creation
$ 100,000	Financial reporting
$ 500,000	Sales
$ 400,000	Marketing
$ 500,000	General and Administrative expenses, and other salaries

Stage 3 – January 1, 2012 through December 31, 2012

The primary elements of Stage 3 of our business plan are:

•	Delivery of our Spring 2012 product line

•	Launch and Delivery of our Fall 2012 product line

•	Creation and Launch of our Spring 2013 product line.

•	Creation of Fall 2013 product line.

•	Business operations. Includes marketing, sales, financial reporting, and general and administrative costs.

•
Product Design and Development. We may extend our current agreement with the consulting firm Exit 21 to provide our product design and development services for our needs during Stage 3, or we may retain a different entity to provide such services, or the Company may undertake to perform such services on its own. The costs below include amounts allocated for such services.

Investment Needed:  $11,000,000

To successfully implement Stage 3 on time, we will need to have completed Stages 1 and 2 on time and raised $11,000,000 in investment capital by December 31, 2012.  If we fail to raise sufficient capital, our business plan may fail at this stage.

Projected Operating Expenses: Of the $11,000,000 needed for Stage 3, we project that we will use the proceeds of such capital raise as follows:

Approximate Cost	Function

$1,000,000	Spring 2012 product line delivery
$1,500,000	Fall 2012 product line launch and delivery
$3,500,000	Spring 2013 product line creation and launch
$3,500,000	Fall 2013 product line creation
$ 100,000	Financial reporting
$ 500,000	Sales
$ 400,000	Marketing
$ 475,000	General and Administrative expenses, and other salaries
$ 25,000	Amount due under loan agreement with an affiliate of our CEO

Beyond Stage 3, we do not believe we will need additional investor financing from sales of our equity.

In any of Stages 1, 2, or 3, the amounts that the Company needs to raise in investment capital would be lessened to the extent we generate revenues. However, we feel that projections of revenues would be too speculative to make at this time due to our lack of operating history.

For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Going Concern

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve (12) months. Our auditors’ opinion is based on the uncertainty of our ability to establish profitable operations. The opinion results from the fact that we have not generated significant revenues.  Accordingly, we must raise cash from sources other than operations to fund the implementation of our business plan and the development of mobile business card application tool. Our only other source for cash at this time is investments by others in our Company.

The Company’s ability to commence operations is entirely dependent upon our ability to raise additional capital.  If we cannot raise additional capital, we will be unable to establish a base of operations, without which it will be unable to begin to generate any revenues in the future.  If we do not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

After receipt of sufficient financing (see Liquidity and Capital Resources below for funding needs), the goal of our business plan is to have our product line ready for commercial sales within 12 months after which time we expect to begin generating revenue. After our product is commercially produced, we must engage in a sales and marketing program to successfully create the sales to generate a revenue stream derived from our product.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Development Stage Company

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include implementation of the business plan, and obtaining additional debt and/or equity related financing.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses consist primarily of share based compensation and fees paid to a consultant for the design, development, merchandising, sourcing and production of a clothing line.

Income Taxes

The Company accounts for its income taxes in accordance with FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Net Loss per Common Share

Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities.  Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stock during the applicable period.  Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  For the period ended December 31, 2010, the Company had no common stock equivalent shares which were considered antidilutive and excluded from the earnings (loss) per share calculations.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's financial statements.

In April 2010, the FASB issued updated guidance that sets forth the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development arrangements. Specifically, consideration that is contingent upon the completion of a milestone may be recognized in its entirety as revenue in the period that milestone has been achieved if the milestone, in its entirety, meets all of the criteria to be considered substantive at the inception of an arrangement. This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and applies to research or development deliverables under which the performance obligation is satisfied over a period of time and a portion, or all, of the consideration is contingent upon uncertain future events or circumstances. A reporting entity’s decision to use the milestone method of revenue recognition is a policy election. Since the Company does not currently have contracts that would qualify for the election of the milestone method, the adoption of this guidance will not have a material effect on the Company’s financial statements.

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8	Financial Statements and Supplementary Data

See F-1.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, management concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

•
We rely on external consultants for the preparation of our financial statements and reports.  As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.

•	Our disclosure procedures are not followed consistently throughout the organization.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our officers have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting his evaluation, our officers noted the following material weaknesses in our internal controls over financial reporting:

•	We have not established an Audit Committee.

•	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officers must rely on such documentation.

As a result of these deficiencies in our internal controls, our officers concluded further that the design and operation of our disclosure controls and procedures may not be effective and that our internal control over financial reporting was not effective.

During 2011, we plan to implement appropriate changes as they are identified, including changes to remediate material weaknesses in our internal controls.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding our executive officers and directors.

Name	Age	Position

Kristian Andresen	37	President, CEO, Secretary, and Director

John Wood	30	Treasurer, CFO, and Director

Emmanuel K. Brown	33	Director of Marketing and Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are three seats on our Board of Directors.

The biographies of each of the officer and director are listed below and contain information regarding the person’s service as a director, business experience, public company director positions currently held or held at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Board to determine that the person should serve as a director in light of our business and structure.

Kristian Andresen, President, CEO, Secretary, and Director

As our CEO, Kristian Andresen is responsible for the day-to-day management of the Company, administrative functions and corporate filings, and for the continued strategic evolution of its business.  He brings to the Board his several years of experience in organizing and managing corporations, as well as advertising and marketing.  He currently devotes up to ten hours per week (25% of his time) to the Company.

Kristian Andresen is an experienced producer and entrepreneur. Mr. Andresen currently owns and operates Transmission Films, which has been in business since June 2007. Prior to his current venture, Mr. Andresen worked as an Executive Producer and Managing Partner at Circle Productions Limited, where he was responsible for managing all aspects of company business and overseeing marketing.  Mr. Andresen’s current work for Transmission Films does not present a conflict of interest with his role for the Company.

John Wood, Treasurer, CFO and Director

As our CFO, Mr. Wood is responsible for all financial matters of the Company. He brings to the Board an insight into the entertainment industry, specifically in Las Vegas. Mr. Wood is involved on a part time basis (up to twenty hours a week, or 50% of his time) until the Company has need and resources for that involvement to be increased.

John Wood is currently the Director of Customer Development for two nightclubs in Las Vegas, ‘Tryst’ and ‘XS’. Being that Las Vegas is the epicenter of the Mixed Martial Arts (MMA) Universe in North America, Mr. Wood is positioned as one of RYU’s direct contacts with super-stars, fighters, managers, promoters and the UFC organization itself. John’s strategic position in Las Vegas allows RYU to make major marketing in-roads within the Mixed Martial Arts industry. John also holds a black belt in Judo, studies Muay Thai, Jujitsu and continues to train, which places him along side the athletes and super-stars of yesterday, today and tomorrow.  Mr. Wood’s current work for Tryst Nightclub and XS Nightclub do not present a conflict of interest with his role for the Company.

Emmanuel K. Brown, Director of Marketing and Director

As our Director of Marketing, Mr. Brown is responsible for brand marketing, sports marketing, business opportunities, and brand execution.  He brings a wealth of experience in the marketing of sports apparel and the operations of larger successful competitive companies to the Board of Directors. Initially he will devote up to four hours a week (10%) of his time to RYU with plans to increase his time spent as the Company has need and resources.

Mr. Brown is the former Marketing Director for Jordan Brand, a division of Nike, Inc. Here, he drove local, national, and global market executions in order to support brand initiatives throughout the key categories and consumer segmentations development. He also provided in-depth analysis to identify opportunities, gaps, and points of over-distribution for distribution strategy development, ensuring the commercial landscape reflected the overall brand principles and values. His development of sustainable marketing strategies helped to leverage the Jordan brand within specific gender and ethnic markets for all apparel and footwear products. He continued to leverage relationships to enhance the branding of the athletes, products, and communications on a national and international scale by developing campaigns for TV, Print, Digital realms, which impact the brand’s endorsement relations by assisting in the overall key branding direction. He was also instrumental in developing the branding presence for basketball, soccer, and consumer events, including creating strategic plans, and coordinating events, promotions, and tie-ins for the brand of Jordan. His strategic planning creations provided leadership in the completion of research and analytical support related to initiatives and special projects for the strategic planning function for the entire brand. He has worked independently to design and lead research projects related to market trends, consumer profiles, and competitive intelligence, and has also provided direction, ensuring alignment with corporate strategic objectives.  Mr. Brown’s current work for Creative Spark does not present a conflict of interest with his role for the Company.

Family Relationships

There are no family relationships among our officer and directors.

Directors

Our bylaws authorize no less than one (1) director.  We currently have three Directors on the board

Board of Director Committees

Currently our Board of Directors does not have an audit, compensation or nomination committee due to financial constraints.  Our Board as a whole fulfills these functions.

Board of Director Independence

While the Company is not subject to any director independence requirements, none of our Directors qualify as independent.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until the next annual meeting or until removed by the board.

Item 11	Executive Compensation

The following table sets forth the compensation payable to the officers and directors of the Company for the fiscal year ending December 31, 2010 and 2009:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kristian Andresen (1)	2010 2009	- -	- -	- -	- -	- -	- -	- -	- -
John Wood (2)	2010 2009	- -	- -	- -	- -	- -	- -	- -	- -
Emmanuel K. Brown (3)	2010 2009	- -	- -	- -	- -	- -	- -	- -	- -

(1)	President, CEO, Secretary and Director
(2)	Treasurer, CFO and Director
(3)	Director of Marketing and Director

Equity Compensation Plans

None.

Employment Agreements

None.

Director Compensation

None.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2010.

•	By each person who is known by us to beneficially own more than 5% of our common stock;

•	By each of our officers and directors; and

•	By all of our officers and directors as a group.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*

Common	Kristian Andresen (1) 440 N. Venice Blvd Venice, CA 90291	2,317,000	9.7%
Common	Exit 21 Global Solutions LLC (2) 515 NW Saltzman Rd., Suite 808 Portland, OR 97229	2,000,000	8.3%
Common	John Wood 6533 Octave Ave Las Vegas, NV 89139	1,800,000	7.5%
Common	Oliver Lindsay (3) 48 East Street Panama City, Panama	1,750,000	7.3%
Common	Emmanuel K. Brown 3558 Lookout Court #459 Oceanside, CA 92056	1,250,000	5.2%
Common	Lindsay Capital Corp. (4) P.O. Box 30983 Grand Cayman KY1-1204 Cayman Islands	1,250,000	5.2%
Common	Joseph LaFleur 440 N. Venice Blvd Venice, CA 90291	1,250,000	5.2%
Common	David Winsby 440 N. Venice Blvd Venice, CA 90291	1,250,000	5.2%
Common	All Officers and Directors as a Group (3 persons – Mr. Andresen, Mr. Wood and Mr. Brown)	5,867,000	24.5%
Common	All 5% Shareholders	12,867,000	53.6%

(1)	Includes 1,067,000 shares of our common stock held by Transmission Holdings, Inc., an entity for which Kristian Andresen is the control person.

(2)	This entity is controlled jointly by Christopher Martens and Erick Siffert.

(3)
Of these shares, (i) 1,250,000 are owned by Lindsay Capital Corp., an entity for which Mr. Lindsay is the control person, and (iii) 500,000 are owned by Xeitel Capital Management, Inc., an entity for which Mr. Lindsay is a joint control person along with David Sidders.

(4)	These shares are also included in Mr. Lindsay’s beneficial ownership. The control person for this entity is Oliver Lindsay.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In   addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13	Certain Relationships and Related Transactions, and Director Independence

Other than listed below, during the period since inception (November 21, 2008), there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common or preferred stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

Item 14	Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit-Related
Year	Audit Fees	Fees	Tax Fees	All Other Fees
2009	$9,000	-	-	-
2010	$37,000	-	-	-

Pre-Approval Policies and Procedures

The board of directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole board and are subject to review by our whole board.

PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
21.1	Subsidiaries
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-166171, filed April 20, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Respect Your Universe, Inc.

Date: April 15, 2011	/s/ Kristian Andresen
Kristian Andresen, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kristian Andresen	President, Chief Executive	April 15, 2011
Kristian Andresen, President	Officer, Secretary and Director
/s/ John Wood	Treasurer, Chief Financial Officer and Director	April 15, 2011
John Wood
/s/ Emmanuel K. Brown	Director of Marketing and Director	April 15, 2011
Emmanuel K. Brown

RESPECT YOUR UNIVERSE, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets -
As of December 31, 2010 and 2009	F-2

Statements of Operations -
Years Ended December 31, 2010 and 2009 and from November 21, 2008 (inception) to December 31, 2010	F-3

Statements of Stockholders’ Equity (Deficit) -
Years Ended December 31, 2010 and 2009 and from November 21, 2008 (inception) to December 31, 2010	F-4

Statements of Cash Flows -
Years Ended December 31, 2010 and 2009 and from November 21, 2008 (inception) to December 31, 2010	F-5

Notes to Financial Statements	F-6 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Respect Your Universe, Inc.

We have audited the accompanying balance sheet of Respect Your Universe, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and 2009 and from November 21, 2008 (inception) to December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Respect Your Universe, Inc. (a development stage company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and from November 21, 2008 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a net loss of $1,157,218 and net cash used in operations of $489,524 for the year ended December 31, 2010; and has a working capital deficit and stockholders’ deficit of $484,386 at December 31, 2010. The Company is in the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
April 12, 2011

551 NW 77th Street Suite 201 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com • info@bermancpas.com
Registered with the PCAOB • Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

Respect Your Universe, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2010	December 31, 2009

Assets

Current assets
Cash	$3,308	$63,332
Total current assets	3,308	63,332

Total assets	$3,308	$63,332

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$467,694	$-
Debt	20,000	-
Total current liabilities	487,694	-

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized;
23,995,500 and 18,230,500 shares issued and outstanding	23,996	18,231
Additional paid in capital	1,066,054	495,319
Deficit accumulated during the development stage	(1,574,436)	(417,218)
Subscription receivable	-	(33,000)
Total stockholders’ equity (deficit)	(484,386)	63,332

Total liabilities and stockholders' equity (deficit)	$3,308	$63,332

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Operations

			From November 21, 2008
	Year ended		(inception) to
	December 31, 2010	December 31, 2009	December 31, 2010

Revenue	$-	$1,987	$1,987

Cost of revenue	-	8,421	9,214

Gross loss	-	(6,434)	(7,227)

Operating expenses:
Research and development	1,000,701		1,000,701
General and administrative expenses	156,517	360,953	566,508
Total operating expenses	1,157,218	360,953	1,567,209

Net loss	$(1,157,218)	$(367,387)	$(1,574,436)

Net loss per common share -
basic and diluted	$(0.05)	$(0.05)	$(0.11)

Weighted average number of common
shares outstanding during the period -
basic and diluted	22,052,911	7,723,218	14,439,334

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
Years Ended December 31, 2010 and December 31, 2009 and from November 21, 2008 (inception) to December 31, 2010

				Deficit
				Accumulated
				During the		Total
	Common Stock, $0.001 Par Value		Additional	Development	Subscription	Stockholders'
	Shares	Amount	Paid in Capital	Stage	Receivable	Equity (Deficit)

Issuance of common stock for cash - founders ($0.001/share)	6,250,000	$6,250	$-	$-	$(6,250)	$-

Net loss - period ended December 31, 2008	-	-	-	(49,831)	-	(49,831)

Balance - December 31, 2008	6,250,000	6,250	-	(49,831)	(6,250)	(49,831)

Receipt of cash on subscription receivable	-	-	-	-	6,250	6,250

Issuance of common stock for cash and subscription receivable ($0.01 and 0.10/share)	7,855,000	7,855	161,145	-	(33,000)	136,000

Issuance of common stock for services ($0.001 and $0.10/share)	3,058,500	3,059	228,541	-	-	231,600

Issuance of common stock in conversion of debt ($0.10/share)	1,067,000	1,067	105,633	-	-	106,700

Net loss - year ended December 31, 2009	-	-	-	(367,387)	-	(367,387)

Balance - December 31, 2009	18,230,500	18,231	495,319	(417,218)	(33,000)	63,332

Receipt of cash on subscription receivable	-	-	-	-	33,000	33,000

Issuance of common stock for cash ($0.10/share)	3,765,000	3,765	372,735	-	-	376,500

Issuance of common stock for services ($0.10/share)	2,000,000	2,000	198,000	-	-	200,000

Net loss - year ended December 31, 2010	-	-	-	(1,157,218)	-	(1,157,218)

Balance, December 31, 2010	23,995,500	$23,996	$1,066,054	$(1,574,436)	$-	$(484,386)

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Cash Flows

			From November 21, 2008
	Year ended		(inception) to
	December 31, 2010	December 31, 2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,157,218)	$(367,387)	$(1,574,436)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	200,000	231,600	431,600
Increase in accounts payable	467,694	-	467,694
Net cash used in operating activities	(489,524)	(135,787)	(675,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - stockholder	-	56,869	106,700
Proceeds from loan payable - related party	20,000	-	20,000
Proceeds from sale of common stock	409,500	142,250	551,750
Net cash provided by financing activities	429,500	199,119	678,450

Net increase (decrease) in cash	(60,024)	63,332	3,308

Cash - beginning of year	63,332	-	-

Cash - end of year	$3,308	$63,332	$3,308

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity:
Stock issued in exchange for debt	$-	$-	$106,700

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

Note 1 Nature of Operations

Nature of Operations

Respect Your Universe, Inc. (“the Company”), was incorporated in the State of Nevada on November 21, 2008. The Company intends to sell mixed martial arts apparel.

Note 2 Summary of Significant Accounting Policies

Development stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include implementation of the business plan, and obtaining additional debt and/or equity related financing.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the fair value of share-based payments, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2010 and 2009, respectively.

Revenue recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.  Revenue is recognized upon the shipment of apparel. 100% of the revenue for 2009 was earned from one customer.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses consist primarily of share based compensation and fees paid to a consultant for the design, development, merchandising, sourcing and production of a clothing line.

Risks and uncertainties

The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure. Also, see Note 3 regarding going concern matters.

Share based payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of research and development expense.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2010 and 2009, the Company did not record any liabilities for uncertain tax positions.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

Earnings (loss) per share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted loss per share for the years ended December 31, 2010 and 2009 is equivalent since the Company reported a net loss. The Company also has no common stock equivalents.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

The Company's financial instruments consisted primarily of cash, accounts payable, and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values as of December 31, 2010 and 2009, respectively, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's financial statements.

In April 2010, the FASB issued updated guidance that sets forth the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development arrangements. Specifically, consideration that is contingent upon the completion of a milestone may be recognized in its entirety as revenue in the period that milestone has been achieved if the milestone, in its entirety, meets all of the criteria to be considered substantive at the inception of an arrangement. This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and applies to research or development deliverables under which the performance obligation is satisfied over a period of time and a portion, or all, of the consideration is contingent upon uncertain future events or circumstances. A reporting entity’s decision to use the milestone method of revenue recognition is a policy election. Since the Company does not currently have contracts that would qualify for the election of the milestone method, the adoption of this guidance will not have a material effect on the Company’s financial statements.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $1,157,218 and net cash used in operations of $489,524 for the year ended December 31, 2010; and has a working capital deficit and stockholders’ deficit of $484,386 at December 31, 2010. The Company is in the development stage.

Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its expected future obligations. Management intends to address the going concern issue by funding future operations through the sale of equity capital and by related party or third party debt financing.

The Company anticipates that it will continue to generate significant losses from operations in the near future. The Company believes its current available cash, along with anticipated revenues, may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these problems, management has taken the following actions:

•	seeking additional debt and/or equity financing,
•	continue with development and implementation of the business plan,
•	assess business markets and related opportunities to generate revenues; and
•	allocate sufficient resources to continue advertising and marketing efforts.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

Note 4 Commitments

On February 1, 2010, the Company entered into a consulting agreement with a third party to assist the Company in the development of a clothing line. The contract had both cash and non-cash components for compensation. The agreement was initially for six months. Under the terms of the agreement, total cash compensation due was $314,860.  At December 31, 2010, $246,921 had been paid.  The remaining $67,939, due on July 31, 2010, is included in accounts payable.

In connection with the agreement, the Company also issued 500,000 shares, having a fair value of $50,000 ($0.10/share), based upon recent cash offerings to third parties.

On May 3, 2010, the parties extended the agreement until May 31, 2011. The amendment has both cash and non-cash components for compensation. The total cash compensation is $780,000 which is to be paid in monthly increments of $65,000 from June 1, 2010 through May 1, 2011. At December 31, 2010, $130,000 had been paid and the past due balance, of $325,000, is included in accounts payable.

In connection with the amendment, the Company issued 1,500,000 shares of common stock having a fair value of $150,000 ($0.10/share), based upon recent cash offerings to third parties.

Note 5 Debt

(A) Loans Payable – Related Party

On August 28, 2010, the Company’s Chief Executive Officer loaned the Company $20,000. The loan is non interest bearing, unsecured and due June 1, 2011.

On March 8, 2011, the Company’s Chief Executive Officer loaned the Company $25,000. The loan is non interest bearing, unsecured and due March 8, 2012.

(B) Loans Payable – Stockholder

In 2008, the Company entered into an agreement with a stockholder that advanced $49,831.  The same stockholder advanced an additional $56,869 during 2009.  These advances were non-interest bearing, unsecured, and due on demand. In November 2009, the stockholder exchanged their outstanding debt, totaling $106,700, for 1,067,000 shares of common stock ($0.10/share).  There was no gain or loss recorded on this debt conversion.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

Note 6 Stockholders’ Equity (Deficit)

(A) Stock issued for cash

Year Ended December 31, 2008

On November 21, 2008, the Company issued 6,250,000 shares of common stock to its founders, for a subscription receivable of $6,250 ($0.001/share), which was received in 2009.

Year Ended December 31, 2009

The Company issued 7,855,000 shares of common stock for $169,000 ($0.01 and $0.10/share).  Of the total proceeds raised, $33,000 was received in 2010.

Year Ended December 31, 2010

The Company issued 3,765,000 shares of common stock for $376,500 ($0.10/share).

(B) Stock issued for services

Year Ended December 31, 2009

The Company issued 3,058,500 shares of common stock to consultants, in exchange for services rendered, having a fair value of $231,600 ($0.001 and $0.10/share), based upon the fair value of the services rendered.

Note 7 Income Taxes

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has net operating loss carryforwards for tax purposes totaling approximately $1,143,000 at December 31, 2010, expiring through 2030. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

Significant deferred tax assets at December 31, 2010 and 2009 are approximately as follows:

	2010	2009
Gross deferred tax assets:
Net operating loss carryforwards	$(388,000)	$(63,000)
Total deferred tax assets	388,000	63,000
Less: valuation allowance	(388,000)	(63,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at December 31, 2009 was approximately $63,000. The net change in valuation allowance during the year ended December 31, 2010 was an increase of approximately $325,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2010 and 2009, respectively.

The actual tax benefit differs from the expected tax benefit for the periods ended December 31, 2010 and 2009, respectively, (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) approximately as follows:

	2010	2009

Expected tax expense (benefit) – Federal	$(393,000)	$(125,000)
Non-deductible stock compensation	68,000	79,000
Change in Valuation Allowance	325,000	46,000
Actual tax expense (benefit)	$-	$-

Note 8 Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

Note 9 Subsequent Events

In January 2011, the Company issued 300,000 shares of common stock for $30,000 ($0.10/share).