Form 10-Q
period 2011-03-31
RESPECT YOUR UNIVERSE, INC.
filed 2011-05-16
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-166171

Respect Your Universe, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-0641026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6533 Octave Avenue, Las Vegas, Nevada	89139
(Address of principal executive offices)	(Zip Code)

(702) 664-1246
Registrant’s telephone number, including area code

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  24,895,500 shares of common stock as of May 12, 2011.

RESPECT YOUR UNIVERSE, INC.
FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2011

PART I

Item 1	Financial Information

Respect Your Universe, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets

Current assets
Cash	$448	$3,308
Total current assets	448	3,308

Total assets	$448	$3,308

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$636,430	$467,694
Loan payable - related party	45,000	20,000
Total current liabilities	681,430	487,694

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized;
24,295,500 and 23,995,500 shares issued and outstanding	24,296	23,996
Additional paid in capital	1,095,754	1,066,054
Deficit accumulated during the development stage	(1,801,032)	(1,574,436)
Total stockholders’ deficit	(680,982)	(484,386)

Total liabilities and stockholders' deficit	$448	$3,308

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From November 21, 2008
	Three months ended		(inception) to
	March 31, 2011	March 31, 2010	March 31, 2011

Revenue	$-	$-	$1,987

Cost of revenue	-	-	9,214

Gross loss	-	-	(7,227)

Operating expenses:
Research and development	205,074	228,449	1,205,775
General and administrative	21,522	22,418	588,030
Total operating expenses	226,596	250,867	1,793,805

Net loss	$(226,596)	$(250,867)	$(1,801,032)

Net loss per common share -
basic and diluted	$(0.01)	$(0.01)	$(0.12)

Weighted average number of common
shares outstanding during the period -
basic and diluted	24,701,056	19,037,167	15,414,560

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
Three Months Ended March 31, 2011 and from November 21, 2008 (inception) to March 31, 2011

				Deficit
				Accumulated
				During the		Total
	Common Stock, $0.001 Par Value		Additional	Development	Subscription	Stockholders'
	Shares	Amount	Paid in Capital	Stage	Receivable	Deficit

Issuance of common stock for cash - founders ($0.001/share)	6,250,000	$6,250	$-	$-	$(6,250)	$-

Net loss - period ended December 31, 2008	-	-	-	(49,831)	-	(49,831)

Balance - December 31, 2008	6,250,000	6,250	-	(49,831)	(6,250)	(49,831)

Receipt of cash on subscription receivable	-	-	-	-	6,250	6,250

Issuance of common stock for cash and subscription receivable ($0.01 and $0.10/share)	7,855,000	7,855	161,145	-	(33,000)	136,000

Issuance of common stock for services ($0.001 and $0.10/share)	3,058,500	3,059	228,541	-	-	231,600

Issuance of common stock in conversion of debt ($0.10/share)	1,067,000	1,067	105,633	-	-	106,700

Net loss - year ended December 31, 2009	-	-	-	(367,387)	-	(367,387)

Balance - December 31, 2009	18,230,500	18,231	495,319	(417,218)	(33,000)	63,332

Receipt of cash on subscription receivable	-	-	-	-	33,000	33,000

Issuance of common stock for cash ($0.10/share)	3,765,000	3,765	372,735	-	-	376,500

Issuance of common stock for services ($0.10/share)	2,000,000	2,000	198,000	-	-	200,000

Net loss - year ended December 31, 2010	-	-	-	(1,157,218)	-	(1,157,218)

Balance, December 31, 2010	23,995,500	$23,996	$1,066,054	$(1,574,436)	$-	$(484,386)

Issuance of common stock for cash ($0.10/share)	300,000	300	29,700	-	-	30,000

Net loss - three months ended March 31, 2011	-	-	-	(226,596)	-	(226,596)

Balance, March 31, 2011 (Unaudited)	24,295,500	$24,296	$1,095,754	$(1,801,032)	$-	$(680,982)

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From November 21, 2008
	Three months ended		(inception) to
	March 31, 2011	March 31, 2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(226,596)	$(250,867)	$(1,801,032)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	-	50,000	431,600
Increase in accounts payable	168,736	-	636,430
Net cash used in operating activities	(57,860)	(200,867)	(733,002)
	(57,860)	(200,867)	(733,002)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - stockholder	-	-	106,700
Proceeds from loan payable - related party	25,000	-	45,000
Proceeds from sale of common stock	30,000	153,000	581,750
Net cash provided by financing activities	55,000	153,000	733,450
	55,000	153,000	733,450
Net increase (decrease) in cash	(2,860)	(47,867)	448

Cash - beginning of period	3,308	63,332	-

Cash - end of period	$448	$15,465	$448
	$448	15,465	448
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity:
Stock issued in exchange for debt	$-	$-	$106,700

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of December 31, 2010 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the years ended December 31, 2010 and 2009.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2011 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations

Respect Your Universe, Inc. (“the Company”), was incorporated in the State of Nevada on November 21, 2008. The Company intends to sell mixed martial arts apparel.

Note 3 Summary of Significant Accounting Policies

Development Stage

The Company's unaudited interim financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include implementation of the business plan, and obtaining additional debt and/or equity related financing.

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2011 and December 31, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2011 and December 31, 2010, respectively, the cash balance did not exceed the federally insured limits.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses consist primarily of share based compensation and fees paid to a consultant for the design, development, merchandising, sourcing and production of a clothing line.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure. Also, see Note 4 regarding going concern matters.

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company also has no common stock equivalents.

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

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

The Company's financial instruments consisted primarily of cash, accounts payable, and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values as of March 31, 2011 and December 31, 2010, respectively, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's unaudited interim financial statements.

In April 2010, the FASB issued updated guidance that sets forth the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development arrangements. Specifically, consideration that is contingent upon the completion of a milestone may be recognized in its entirety as revenue in the period that milestone has been achieved if the milestone, in its entirety, meets all of the criteria to be considered substantive at the inception of an arrangement. This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and applies to research or development deliverables under which the performance obligation is satisfied over a period of time and a portion, or all, of the consideration is contingent upon uncertain future events or circumstances. A reporting entity’s decision to use the milestone method of revenue recognition is a policy election. Since the Company does not currently have contracts that would qualify for the election of the milestone method, the adoption of this guidance will not have a material effect on the Company’s unaudited interim financial statements.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our unaudited interim financial statements.

Note 4 Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $226,596 and net cash used in operations of $57,860 for the three months ended March 31, 2011; and has a working capital deficit and stockholders’ deficit of $680,982 at March 31, 2011. The Company is in the development stage and has generated nominal revenues since inception.

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

In response to these problems, management has taken the following actions:

•           seeking additional debt and/or equity financing; and
•           continue with development and implementation of the business plan.

These unaudited interim financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 5 Commitments

On February 1, 2010, the Company entered into a consulting agreement with a third party to assist the Company in the development of a clothing line. The contract had both cash and non-cash components for compensation. The agreement was initially for six months. Under the terms of the agreement, total cash compensation due was $314,860.  At March 31, 2011, $246,921 had been paid.  The remaining $67,939, due on July 31, 2010, is included in accounts payable.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

In connection with the agreement, the Company also issued 500,000 shares, having a fair value of $50,000 ($0.10/share), based upon recent cash offerings to third parties.

On May 3, 2010, the parties extended the agreement until May 31, 2011. The amendment has both cash and non-cash components for compensation. The total cash compensation is $780,000 which is to be paid in monthly increments of $65,000 from June 1, 2010 through May 1, 2011. At March 31, 2011, $130,000 had been paid and the past due balance, of $520,000, is included in accounts payable.

In connection with the amendment, the Company issued 1,500,000 shares of common stock having a fair value of $150,000 ($0.10/share), based upon recent cash offerings to third parties.

Vendor concentration

As of March 31, 2011 and December 31, 2010 this vendor represents 95% and 87%, respectively of accounts payable.

Note 6 Loan Payable

(A) Loans Payable – Related Party

On August 28, 2010, the Company’s Chief Executive Officer loaned the Company $20,000. The loan is non interest bearing, unsecured and due June 1, 2011.

On March 8, 2011, an entity affiliated with the Company’s Chief Executive Officer loaned the Company $25,000. The loan is non interest bearing, unsecured and due March 8, 2012.

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

Note 7 Stockholders’ Equity (Deficit)

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

Three Months Ended March 31, 2011

The Company issued 300,000 shares of common stock for $30,000 ($0.10/share).

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

Note 9 Subsequent Events

In April 2011, the Company issued 600,000 shares of common stock to consultants, in exchange for services rendered, having a fair value of $60,000 ($0.10/share), based upon the fair value of the services rendered.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited interim financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”.  Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements.  Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  The Company undertakes no obligation to update or revise any forward-looking statements.

History and Overview

Respect Your Universe, Inc. (“the Company”), was incorporated in the State of Nevada on November 21, 2008 to capitalize on the increasing popularity of Mixed Marshal Arts (MMA) by designing, developing and marketing an exciting first-rate line of athletic apparel for MMA fans worldwide.

The Company’s product lines will include both premium athletic apparel and equipment.  Our apparel line will consist of high quality items designed for MMA training and competition as well as a more casual sportswear line.  All of our products are tested by fighters in training or in the ring.  This is our competitive advantage - fighter infused and tested apparel for the everyday athlete and MMA fan.  Our brand philosophy is:  Respect, Strength, Honor and Nature.

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

Three months ended March 31, 2011 and 2010 and for the period from November 21, 2008 (inception) to March 31, 2011:

Revenue

The Company did not generate any revenue during the three months ended March 31, 2011 and 2010 and only minimal revenues during the period from November 21, 2008 (inception) to March 31, 2011.  In 2009, as a test run solely for the limited purpose of gaining feedback on our brand design, we produced 400 pieces of initial designs of T-shirts and sold them through a third party retail website.

During this development stage, the Company has been primarily focused on corporate organization, the initial public offering and the research and development of our products.  We do not anticipate earning significant revenues until such time we launch our commercial product lines.

Expenses

During the three months ended March 31, 2011 the Company incurred $205,074 in research and development costs and $21,552 in general and administrative expenses as compared to $228,449 in research and development costs and $22,418 in general and administrative expenses for the three months ended March 31, 2010.  During the period from November 21, 2008 (inception) to March 31, 2011 the Company incurred $1,205,775 in research and development costs and $588,030 in general and administrative expenses.

Net Loss

As a result of the above, our net loss for the three months ended March 31, 2011 was $226,596 as compared to a net loss of $250,867 for the three months ended March 31, 2010.  Our accumulative net loss for the period from November 21, 2008 (inception) to March 31, 2011 was $1,801,032.

Liquidity and Financial Condition

As of March 31, 2011 we had current assets of $448, current liabilities of $681,430 and negative working capital of $680,982 as compared to current asset of $3,308, current liabilities of $487,694 and negative working capital of $484,386 at December 31, 2010.

Operating Activities

During the three months ended March 31, 2011, the Company used cash in the amount of $57,860 for operating activities. This includes a net loss of $226,596 offset by a $168,736 increase in accounts payable.

By comparison, during the three months ended March 31, 2010, the Company used cash in the amount of $200,867 for operating activities. Cash used in operating activities included net loss of $250,867 offset by stock issued for services in the amount of $50,000.

During the period from November 21, 2008 (inception) to March 31, 2011, the Company used $733,002 of cash in operating activities.  This included an accumulated net loss of $1,801,032 offset by stock issued for services in the amount of $431,600 and a $636,430 increase in accounts payable.

Investing Activities

There were no investing activities for the three months ended March 31, 2011 and 2010 and for the period from November 21, 2008 (inception) to March 31, 2011.

Financing Activities

During the three months ended March 31, 2011, the Company received advances due to a related party in the amount of $25,000 and proceeds from the sale of common stock of $30,000 for total cash provided by financing activities of $55,000.  During the three months ended March 31, 2010, the Company received proceeds from the sale of common stock in the amount of $153,000 for total cash provided by financing activities of $153,000.

From November 21, 2008 (inception) to March 31, 2011, the Company received proceeds from a loan due to a stockholder of $106,700, received related party advances in the amount of $45,000 and received proceeds from sale of common stock of $581,750 for total cash provided by financing activities of $733,450.

We currently do not have sufficient funds to satisfy the minimum cash requirements to implement our business plan over the next twelve months.  Due to our brief history and historical net losses, our operations have not been a source of liquidity.  Therefore, our ability to continue as a going concern is dependent on our ability to raise additional capital.

We presently do not have any available credit, financing or other external sources of liquidity.  In order to obtain capital, we may need to sell additional shares of common stock or borrow funds from private lenders.  However, the low trading price of our common stock and a downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities.  As a result, there can be no assurance that we will be successful in obtaining additional funding.

Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.

Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $226,596 and net cash used in operations of $57,860 for the three months ended March 31, 2011; and has a working capital deficit and stockholders’ deficit of $680,982 at March 31, 2011. The Company is in the development stage and has generated nominal revenues since inception.

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

In response to these problems, management has taken the following actions:

•           seeking additional debt and/or equity financing; and
•           continue with development and implementation of the business plan.

These unaudited interim financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Plan of Operations

We are a development stage company in the process of developing a line of apparel for commercial production. Our business plan follows the apparel industry norm of launching two commercial products lines each year including Spring and Fall product lines.

The Company’s ability to commence operations is entirely dependent upon our ability to raise additional capital.  If we cannot raise additional capital, we will not be able to establish a base of operations and engage in the commercial production of our product line to generate revenue. There are no formal or informal agreements to attain such financing.  We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.

Upon receipt of sufficient financing, we will commence operations based on our three stage business plan.  The primary elements of Stage 1 of our business plan are:

	Launch our Fall 2011 product line. RYU brand marketing, manufacturing and selling our Fall 2011 product line. Our Fall 2011 product line is fully designed and ready for commercialization.


Creation of our Spring 2012 product line.  For our Spring 2012 product line, we have either created the initial product designs, prototypes created from such designs to test feasibility, or next phase prototypes that incorporate comments from the First Phase Prototype testing and are correct in fit and material.

	Form Company Sales and Marketing Teams. In order to commence general RYU brand marketing and sell our Fall 2011 product line, we need to hire and manage an internal marketing and sales team.

	Exit 21. For Stage 1 we have contracted with the consulting firm Exit 21 to provide the product design and development services needed.

If we fail to raise the appropriate financing, we will not be able to successfully commence operations as planned under our business plan and have our initial product launch be our Fall 2011 product line.  If we are unsuccessful in raising such investment timely, our plan is to move our initial product launch to the next appropriate product line.

The primary elements of Stage 2 of our business plan are:

	Delivery of our Fall 2011 product line.

	Launch our Spring 2012 product line.

	Creation of our Fall 2012 product line. We anticipate our Fall 2012 product line will expand to include youth and kid’s products.

	Business operations. Includes sales, marketing, financial reporting, and general and administrative costs.


Product Design and Development. We may extend our current agreement with the consulting firm Exit 21 to provide services for our needs during Stage 2, or we may retain a different entity to provide such services, or the Company may undertake to perform such services on its own. The costs below include amounts allocated for such services.

To successfully implement Stage 2 of our business plan on time, we will need to have completed Stage 1 on time and raised appropriate investment capital.  If we fail to raise sufficient capital, our business plan may fail at this stage.

The primary elements of Stage 3 of our business plan are:

	Delivery of our Spring 2012 product line.

	Launch and Delivery of our Fall 2012 product line.

	Creation and Launch of our Spring 2013 product line.

	Creation of Fall 2013 product line.

	Business operations. Includes marketing, sales, financial reporting, and general and administrative costs.


Product Design and Development. We may extend our current agreement with the consulting firm Exit 21 to provide our product design and development services for our needs during Stage 3, or we may retain a different entity to provide such services, or the Company may undertake to perform such services on its own. The costs below include amounts allocated for such services.

To successfully implement Stage 3 on time, we will need to have completed Stages 1 and 2 on time and raised appropriate investment capital.  If we fail to raise sufficient capital, our business plan may fail at this stage.

Beyond Stage 3, we do not believe we will need additional investor financing from debt or equity financing.  In any of Stages 1, 2, or 3, the amounts that the Company needs to raise in investment capital would be lessened to the extent we generate revenues. However, we feel that projections of revenues would be too speculative to make at this time due to our lack of operating history.  For these reasons, our auditors stated in their report for the year ended December 31, 2010 that they have substantial doubt we will be able to continue as a going concern.

Summary of Significant Accounting Policies

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

Our significant accounting policies are summarized in Note 3 of our unaudited interim financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Development Stage

The Company's unaudited interim financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include implementation of the business plan, and obtaining additional debt and/or equity related financing.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2011 and December 31, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2011 and December 31, 2010, respectively, the cash balance did not exceed the federally insured limits.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's unaudited interim financial statements.

In April 2010, the FASB issued updated guidance that sets forth the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development arrangements. Specifically, consideration that is contingent upon the completion of a milestone may be recognized in its entirety as revenue in the period that milestone has been achieved if the milestone, in its entirety, meets all of the criteria to be considered substantive at the inception of an arrangement. This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and applies to research or development deliverables under which the performance obligation is satisfied over a period of time and a portion, or all, of the consideration is contingent upon uncertain future events or circumstances. A reporting entity’s decision to use the milestone method of revenue recognition is a policy election. Since the Company does not currently have contracts that would qualify for the election of the milestone method, the adoption of this guidance will not have a material effect on the Company’s unaudited interim financial statements.

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our unaudited interim financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4	Controls and Procedures

Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our chief executive officer who also serves as our interim chief financial officer (“Officer”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1	Legal Proceedings

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

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, the Company issued 300,000 shares of common stock pursuant to a private placement at $0.10 per share for total proceeds of $30,000.

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

Use of Proceeds

The Company is using the proceeds from the sale of its common stock to cover research and development costs and for general working capital purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3	Defaults Upon Senior Securities

None.

Item 4	[Removed and Reserved]

None.

Item 5	Other Information

None.

Item 6	Exhibits

Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Chief Executive and interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-166171, filed April 20, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Respect Your Universe, Inc.

Date: May 16, 2011	/s/ Kristian Andresen
Kristian Andresen, President, Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director