Form 10-K/A
period 2010-12-31
RESPECT YOUR UNIVERSE, INC.
filed 2011-06-13
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

1-888-455-6183
Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,142,850 as of June 30, 2010 based on a value of $0.10 per share

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  24,295,500 shares of common stock as of March 31, 2011

EXPLANATORY NOTE

Respect Your Universe, Inc. (the “Company”) is filing this Form 10-K/A to amend the cover sheet to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that was originally filed on April 15, 2011 (the “Original Annual Report”) to correct its prior disclosure that it was a shell company as that term is defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“34 Act”). In addition, as required by Rule 12b-15 under the 34 Act, currently dated certifications by the Company’s principal executive and financial officer are being provided as exhibits to this Form 10-K/A. The cover page of this Form 10-K/A correctly reports that the Company is not a shell company.

The Original Annual Report has been revised solely to reflect the changes above. This Form 10-K/A speaks only as of the date the Original Annual Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Annual Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Annual Report and the Company’s other reports filed with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

Item 6	Exhibits

Number	Exhibit
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Respect Your Universe, Inc.

Date: June 13, 2011	/s/ John Wood
John Wood, President and Chief Financial Officer