Form 10-Q/A
period 2011-03-31
RESPECT YOUR UNIVERSE, INC.
filed 2011-06-13
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  24,895,500 shares of common stock as of May 12, 2011.

EXPLANATORY NOTE

Respect Your Universe, Inc. (the “Company”) is filing this Form 10-Q/A to amend the cover sheet to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 that was originally filed on May 16, 2011 (the “Original Quarterly Report”) to correct its prior disclosure that it was a shell company as that term is defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“34 Act”). In addition, as required by Rule 12b-15 under the 34 Act, currently dated certifications by the Company’s principal executive and financial officer are being provided as exhibits to this Form 10-Q/A. The cover page of this Form 10-Q/A correctly reports that the Company is not a shell company.

The Original Quarterly Report has been revised solely to reflect the changes above. This Form 10-Q/A speaks only as of the date the Original Quarterly Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Quarterly Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Quarterly Report and the Company’s other reports filed with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

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