Form 10-Q
period 2011-06-30
RESPECT YOUR UNIVERSE, INC.
filed 2011-08-09
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

1-888-455-6183
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  36,752,818 shares of common stock as of July 31, 2011.

RESPECT YOUR UNIVERSE, INC.
FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2011

PART I

Item 1	Financial Statements

Respect Your Universe, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets

Current assets
Cash	$3,087,917	$3,308
Total current assets	3,087,917	3,308

Website development costs - net	16,532	-

Total assets	$3,104,449	$3,308

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$5,940	$61,442
Accounts payable - related party	390,000	406,252
Loans payable - related party	45,000	20,000
Total current liabilities	440,940	487,694

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 500,000,000
shares authorized; 36,741,818 and 23,995,500
shares issued and outstanding	36,742	23,996
Additional paid in capital	6,177,311	1,066,054
Deficit accumulated during the development stage	(3,297,544)	(1,574,436)
Stock subscriptions receivable	(253,000)	-
Total stockholders’ equity (deficit)	2,663,509	(484,386)

Total liabilities and stockholders' equity (deficit)	$3,104,449	$3,308

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From November 21, 2008
	Three months ended		Six months ended		(inception) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Revenue	$-	$-	$-	$-	$1,987

Cost of revenue	-	-	-	-	9,214

Gross loss	-	-	-	-	(7,227)

Operating expenses:
Marketing and advertising	213,955	-	213,955	-	282,925
Research and development	-	-	9,912	-	9,912
Research and development - related party	24,000	283,287	154,162	511,736	1,154,863
General and administrative	1,323,557	33,469	1,345,079	55,887	1,842,617
Total operating expenses	1,561,512	316,756	1,723,108	567,623	3,290,317

Net loss	$(1,561,512)	$(316,756)	$(1,723,108)	$(567,623)	$(3,297,544)

Net loss per common share -
basic and diluted	$(0.06)	$(0.01)	$(0.07)	$(0.03)	$(0.20)

Weighted average number of common
shares outstanding during the period -
basic and diluted	27,090,922	21,634,389	25,656,545	19,493,278	16,528,917

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
Six Months Ended June 30, 2011 and from November 21, 2008 (inception) to June 30, 2011

				Deficit
				Accumulated		Total
				During the	Stock	Stockholders'
	Common Stock, $0.001 Par Value		Additional	Development	Subscriptions	Equity
	Shares	Amount	Paid in Capital	Stage	Receivable	(Deficit)

Issuance of common stock for cash - founders ($0.001/share)	6,250,000	$6,250	$-	$-	$(6,250)	$-

Net loss - period ended December 31, 2008	-	-	-	(49,831)	-	(49,831)

Balance - December 31, 2008	6,250,000	6,250	-	(49,831)	(6,250)	(49,831)

Receipt of cash on subscription receivable	-	-	-	-	6,250	6,250

Issuance of common stock for cash and subscription receivable ($0.001, 0.01 and $0.10/share)	7,855,000	7,855	161,145	-	(33,000)	136,000

Issuance of common stock for services ($0.001 and $0.10/share)	3,058,500	3,059	228,541	-	-	231,600

Issuance of common stock in conversion of debt ($0.10/share)	1,067,000	1,067	105,633	-	-	106,700

Net loss - year ended December 31, 2009	-	-	-	(367,387)	-	(367,387)

Balance - December 31, 2009	18,230,500	18,231	495,319	(417,218)	(33,000)	63,332

Receipt of cash on subscription receivable	-	-	-	-	33,000	33,000

Issuance of common stock for cash pursuant to a private placement ($0.10/share)	3,765,000	3,765	372,735	-	-	376,500

Issuance of common stock for services ($0.10/share)	2,000,000	2,000	198,000	-	-	200,000

Net loss - year ended December 31, 2010	-	-	-	(1,157,218)	-	(1,157,218)

Balance, December 31, 2010	23,995,500	23,996	1,066,054	(1,574,436)	-	(484,386)

Issuance of common stock for cash ($0.10/share)	6,237,000	6,237	617,463	-	-	623,700

Issuance of common stock for services ($0.10/share - $0.60/share)	1,094,167	1,094	118,406	-	-	119,500

Issuance of common stock and Class A warrants for cash ($0.60/share)	5,415,151	5,415	3,238,680	-	(253,000)	2,991,095

Fair value of share based compensation	-	-	1,136,708	-	-	1,136,708

Net loss - six months ended June 30, 2011	-	-	-	(1,723,108)	-	(1,723,108)

Balance, June 30, 2011 (Unaudited)	36,741,818	$36,742	$6,177,311	$(3,297,544)	$(253,000)	$2,663,509

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From November 21, 2008
	Six months ended		(inception) to
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,723,108)	$(567,623)	$(3,297,544)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	233	-	233
Stock issued for services	119,500	200,000	551,100
Share based compensation	1,136,708	-	1,136,708
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(55,502)	37,298	5,940
Increase in accounts payable - related party	16,252	-	390,000
Net cash used in operating activities	(538,421)	(330,325)	(1,213,563)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs - net	(16,765)	-	(16,765)
Net cash used in investing activities	(16,765)	-	(16,765)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - stockholder	-	-	106,700
Proceeds from loan payable - related party	25,000	-	45,000
Proceeds from sale of common stock and Class A warrants	3,614,795	279,500	4,166,545
Net cash provided by financing activities	3,639,795	279,500	4,318,245

Net increase (decrease) in cash	3,084,609	(50,825)	3,087,917

Cash - beginning of period	3,308	63,332	-

Cash - end of period	$3,087,917	$12,507	$3,087,917

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity:
Stock issued in exchange for debt	$-	$-	$106,700
Stock subscriptions receivable	$253,000	$-	$253,000

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

Note 1 Nature of Operations

Respect Your Universe, Inc. (“the Company”) was incorporated in the State of Nevada on November 21, 2008.  The Company is developing a line of mixed martial arts apparel for the retail market.

Note 2 Basis of Presentation

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the six months ended June 30, 2011 are not necessarily indicative of results for the full fiscal year.

Note 3 Liquidity and Management’s Plans

As reflected in the accompanying unaudited interim financial statements, the Company had a net loss of $1,723,108 and net cash used in operations of $538,421 for the six months ended June 30, 2011.

The Company does not yet have a sustained history of financial stability. Historically the principal source of liquidity has been the issuance of debt and equity securities.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

Management believes that the cash balance on June 30, 2011 of approximately $3.1 million, current level of positive working capital, anticipated cash that will be received from expected future sales in late 2011, and additional funds through the issuance of equity securities will be sufficient to sustain operations for the next twelve months. However, there can be no assurance that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues from the sale of its line of mixed martial arts apparel for the retail market, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity.

Note 4 Summary of Significant Accounting Policies

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

Such estimates and assumptions impact, among others, the following: the fair value of share-based payments, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2011 and December 31, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. At June 30, 2011 the Company’s cash in bank accounts exceeded the federally insured limits by $2,840,917.  However, Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions through December 31, 2012.  Accordingly, the Company believes it is not exposed to any significant credit risk on cash and short-term investments.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

Website Development Costs

The Company capitalizes the costs associated with the development of its website.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful life of 3 years using the straight-line method for financial statement purposes.   As of June 30, 2011 and December 31, 2010, the Company‘s website development costs are as follows:

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)

Website development costs	$16,765	$-
Accumulated amortization	(233)	-
	$16,532	$-

Marketing and Advertising

Marketing and advertising costs are expensed as incurred.  Advertising production costs are expensed in the month the advertising runs.  Media placement costs are expensed in the month during which the advertisement appears. In addition, advertising costs include endorsement expenses. Accounting for endorsement costs is based upon the specific contract provision and are generally expensed ratably over the term of the contract.  The Company recognized marketing and advertising expense of $213,955 and $-0- for the six months ended June 30, 2011 and 2010, respectively.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses include share based compensation and fees paid to a consultant for the design, development, merchandising, sourcing and production of a clothing line.  Research and development costs for the six months ended June 30, 2011 and 2010 were $164,074 and $511,736, respectively.

Of the total amount expensed, an allocation has been made to a related party classification for amounts incurred with an entity that is controlled by Company officers as presented on the Statements of Operations.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure. Also, see Note 3 regarding liquidity and management’s plan matters.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, are measured at their fair value on the grant date, and based on the estimated number of awards that are ultimately expected to vest. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at June 30, 2011 and December 31, 2010:

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)

Stock options, exercise price of $0.69	1,650,000	-
Class A common stock warrants, conversion price of $1.80	5,415,151	-
Total common stock equivalents	7,065,151	-

Since the Company incurred a net loss during 2011 and 2010, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
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

The Company's financial instruments consisted primarily of cash, accounts payable, accounts payable – related party and loans payable - related party. The carrying amounts of the Company's financial instruments generally approximated their fair values as of June 30, 2011 and December 31, 2010, respectively, due to the short-term nature of these instruments.

Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation. The reclassifications had no effect on the financial condition, operations or cash flows.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 5 Commitments – Related Party

On February 1, 2010, the Company entered into a consulting agreement with Exit 21 Global Solutions, LLC, an entity controlled by the Company’s Chief Executive Officer and Chief Operating Officer, to assist the Company in the development of a clothing line. The contract had both cash and non-cash components for compensation. The agreement was initially for six months. Under the terms of the agreement, total cash compensation due was $314,860.  As of June 30, 2011, the contract had been paid in full.

In connection with the agreement, the Company also issued 500,000 shares, having a fair value of $50,000 ($0.10/share), based upon recent cash offerings to third parties.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

On May 3, 2010, the parties extended the agreement until May 31, 2011. The amendment has both cash and non-cash components for compensation. The total cash compensation is $780,000 which is to be paid in monthly increments of $65,000 from June 1, 2010 through May 1, 2011. In June 2011, the parties agreed to waive the cash payments for the months of March, April and May 2011, thereby reducing the cash compensation to $585,000. At June 30, 2011, $195,000 had been paid and the past due balance, of $390,000, is included in accounts payable - related party.  In July 2011, an additional $200,000 was paid leaving a balance of 190,000.

In connection with the amendment, during 2010, the Company issued 1,500,000 shares of common stock having a fair value of $150,000 ($0.10/share), based upon recent cash offerings to third parties.

On June 1, 2011, the related party entered into a new consulting agreement to assist the Company in the continued development and production of the clothing line and to provide outsourced CEO and COO consulting services. The contract had both cash and non-cash components for compensation. The total cash compensation is $350,000 which is to be paid in monthly increments of $50,000 from June 1, 2011 through December 31, 2011. At June 30, 2011, the initial monthly payment of $50,000 had been paid.  In July 2011, an additional $50,000 was paid.

In connection with the agreement, on July 1, 2011 the Company issued options to purchase 600,000 shares of common stock, having a fair value of approximately $1,360,000.

The Company applied fair value accounting for all share based payment awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used is as follows:

Exercise price	$ 2.26
Expected dividends	0%
Expected volatility	236%
Risk fee interest rate	3.22%
Expected life of option	10 years
Expected forfeitures	0%

Vendor Concentration

As of June 30, 2011 and December 31, 2010 this vendor represents 98% and 87% of accounts payable, respectively.

Note 6 Loans Payable

(A)	Loans Payable – Related Party

On August 28, 2010, the Company’s then Chief Executive Officer, who is now a director, loaned the Company $20,000. The loan is non interest bearing, unsecured and due August 15, 2011.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

On March 8, 2011, an entity affiliated with the Company’s then Chief Executive Officer, who is now a director, loaned the Company $25,000. The loan is non interest bearing, unsecured and due March 8, 2012.

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

Year Ended December 31, 2009

The Company issued 7,855,000 shares of common stock; 750,000 shares for $750 ($0.001/share), 6,025,000 shares for $60,250 ($0.01/share) and 1,080,000 shares for $108,000 ($0.10/share), for a total of $169,000.  Of the total proceeds raised, $33,000 was received in 2010.

Year Ended December 31, 2010

The Company issued 3,765,000 shares of common stock for $376,500 ($0.10/share).

Six Months Ended June 30, 2011

The Company issued 6,237,000 shares of common stock for $623,700 ($0.10/share).

(B)  Stock Issued for Cash and Warrants – Private Placement dated June 2011

The Company issued 5,415,151 shares for $3,249,098 ($0.60/share), net of direct offering costs in the amount of $5,000.  The Company also issued the holders one stock purchase warrant with a maturity of 2 years. The exercise price is $1.80 and requires a mandatory conversion by the holder if the market price of the common stock reaches $3.60 for at least ten consecutive trading days. The warrants issued entitled the holders to purchase an additional 5,415,151 shares of the Company’s common stock.

At June 30, 2011, $253,000 had been recorded to stock subscriptions receivable which was received in July 2011.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

At June 30, 2011 $253,000 had been recorded to stock subscriptions receivable which was received in July 2011.

(C)  Stock Issued for Services

Year Ended December 31, 2009

The Company issued 3,058,500 shares of common stock to consultants, in exchange for services rendered, 750,000 shares having a fair value of $750 ($0.001/share) and 2,308,500 shares having a fair value of $230,850 ($0.10/share), for at total of $231,600, based upon the fair value of the services rendered.

Year Ended December 31, 2010

The Company issued 2,000,000 shares of common stock to consultants, in exchange for services rendered, having a fair value of $200,000 ($0.10/share), based upon the fair value of the services rendered.

Six Months Ended June 30, 2011

The Company issued 1,094,167 shares of common stock to consultants, in exchange for services rendered, 1,060,000 shares having a fair value of $106,000 ($0.10/share), 20,000 shares having a fair value of $5,000 ($0.25/share) and 14,167 shares having a fair value of $8,500 ($0.60/share), for a total of $119,500, based upon the fair value of the services rendered.

(D)  Stock Options

On June 10, 2011, the Company adopted the 2011 Incentive Award Plan (“the Plan”). The total number of shares of stock which may be granted directly by options, stock awards or restricted stock purchase offers, shall not exceed 5,000,000. The Plan indicates that the exercise price of an award is equivalent to the market value of the Company’s common stock on the grant date.

On June 10, 2011, the Company’s board of directors authorized the issuance of 1,800,000 stock options, having a fair value of $1,239,456, which vest over a 2 year term.  These options expire between June 10, 2016 and June 10, 2021.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

The Company applied fair value accounting for all share based payment awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the period ended June 30, 2011 is as follows:

Exercise price	$0.69
Expected dividends	0%
Expected volatility	236%
Risk fee interest rate	2.99%
Expected life of option	5 - 10 years
Expected forfeitures	0%

 The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2010	-
Granted	1,800,000	$0.69
Exercised	(-)	$0.69
Forfeited	(-)	$-
Balance – June 30, 2011 – outstanding	1,800,000	$0.69	9.90 years	$2,646,000
Balance – June 30, 2011 – exercisable	1,800,000	$0.69	9.90 years	$2,646,000

Grant date fair value of options granted – 2011		$1,239,456
Weighted average grant date fair value – 2011		$0.69

Outstanding options held by related parties – 2011	600,000
Exercisable options held by related parties – 2011	600,000
Fair value of stock options granted to related parties – 2011	$414,232

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

(D)  Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2010	-	$-
Exercisable – December 31, 2010	-	$-
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2011	5,415,151	$1.80
Exercisable – June 30, 2011	5,415,151	$1.80

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.80	5,415,151	1.98 years	$1.80	5,415,151	$1.80

At June 30, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $1,949,454 and $0, respectively.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

Note 8 Contingencies

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

Note 9 Subsequent Events

(A)  Stock Options

On July 1, 2011, the Company issued options to purchase 50,000 shares of common stock with an exercise price of $2.26 per share in connection with a consulting agreement.  The fair market value of the options on the date of grant is approximately $113,000.

On July 1, 2011, the Company issued options to three officers to purchase 300,000 shares of common stock with an exercise price of $2.26 per share as share based officers compensation. The fair market value of the options on the date of grant is approximately $678,000.

The 350,000 options issued on July 1, 2011 vest ratably over 4 year.  In addition to the above, the Chief Financial Officer will be granted an additional 100,000 options on October 1, 2011.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

The Company applied fair value accounting for all share based payment awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used is as follows:

Exercise price	$2.26
Expected dividends	0%
Expected volatility	236%
Risk fee interest rate	3.22%
Expected life of option	10 years
Expected forfeitures	0%

(B)  Stock Issued for Cash

In July 2011, the Company issued 11,000 shares of common stock for $14,300 ($1.30/share) pursuant to a private placement.

(C)  Commitments

In July 2011, the Company entered into one year employment agreements with its Chief Financial Officer and Vice President of Sales for annual salaries of $150,000, respectively.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited interim financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”.  Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements.  Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance, and therefore, you should not put undue reliance upon them. Some of the statements that are forward-looking include: our ability to successfully implement our business plan; our estimates of revenues and of other expenses associated with our operations; our ability to respond to increasing competition and to changes in consumer preferences in the apparel industry; our ability to generate sufficient cash flows and maintain adequate sources of liquidity to finance our ongoing operations and our capital expenditures; our ability to absorb increasing labor and product costs; and our ability to create and maintain our brand.  The Company undertakes no obligation to update or revise any forward-looking statements.

History and Overview

Respect Your Universe, Inc. (“the Company”), was incorporated in the State of Nevada on November 21, 2008 to capitalize on the increasing popularity of Mixed Martial Arts (MMA) by designing, commercializing and marketing an exciting first-rate line of athletic apparel for MMA fans worldwide.

The Company’s product lines will include both premium athletic apparel and equipment.  Our apparel line will consist of high quality items designed for MMA training and competition as well as a more casual sportswear line, all using sustainable and/or recycled raw materials.  All of our products are tested by fighters in training or in the ring.  This is our competitive advantage - fighter infused and tested apparel for the everyday athlete and MMA fan.  Our brand philosophy is:  Respect, Strength, Honor and Nature.

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

Three months and six months ended June 30, 2011 and 2010 and for the period from November 21, 2008 (inception) to June 30, 2011:

Revenue

The Company did not generate any revenue during the three and six months ended June 30, 2011 and 2010 and only minimal revenues during the period from November 21, 2008 (inception) to June 30, 2011.  In 2009, as a test run solely for the limited purpose of gaining feedback on our brand design, we produced 400 pieces of initial designs of T-shirts and sold them through a third party retail website.

During this development stage, the Company has been primarily focused on corporate organization, the initial public offering and the research and development of our products.  We do not anticipate earning significant revenues until such time we launch our commercial product lines in 2012.

Expenses

During the three months ended June 30, 2011, total operating expenses for the Company were $1,561,512 compared to $316,756 for the three months ended June 30, 2010.  The Company incurred $213,955 in marketing and advertising to create brand media and distribute marketing communications during the three months ended June 30, 2011.  The Company had no marketing expenses for the comparable period in 2010.  Research and development expenses of $24,000 were incurred during the three months ended June 30, 2011 compared to $283,287 during the three months ended June 30, 2010.  General and administrative expenses for the three months ended June 30, 2011 were $1,323,557 compared to $33,469 for the three months ended June 30, 2010.  The increase in 2011 general and administrative expenses was primarily a result of the fair value of stock based compensation issued to officers and consultants for services rendered for $1,136,708.

During the six months ended June 30, 2011 total operating expenses for the Company were $1,723,108 compared to $567,623 for the six months ended June 30, 2010.  The increase in operating expenses in 2011 versus 2010 is primarily the result of the second quarter increases discussed in the preceding paragraph.

Net Loss

As a result of the above, our net loss for the three months ended June 30, 2011 was$1,561,512 as compared to a net loss of $316,756 for the three months ended June 30, 2010.  Our net loss for the six months ended June 30, 2011 was $1,723,108 as compared to a net loss of $567,623 for the six months ended June 30, 2010.  Our accumulative net loss for the period from November 21, 2008 (inception) to June 30, 2011 was $3,297,544.

Liquidity and Financial Condition

As of June 30, 2011 we had total assets of $3,104,449, current liabilities of $440,940 and stockholder’s equity of $2,663,509 as compared to total assets of $3,308, current liabilities of $487,694 and stockholders’ deficit of $484,386 at December 31, 2010.

Our cash balance as of June 30, 2011 was $3,087,917 compared to $3,308 at December 31, 2010. The increase is primarily a result of the proceeds from the sale of common stock and Class A warrants pursuant to private placements in June 2011.  The Company believes it currently has sufficient funds to execute its business plan through the third quarter of 2012, including the planned purchase of inventory to support our revenue forecast for the Spring and Fall 2012 seasons.  We anticipate that additional capital will be required to implement our business plan beyond the third quarter of 2012 and to purchase inventory to support our revenue forecast for 2013.  In order to obtain the necessary capital, we will need to sell additional shares of common stock or borrow funds from private lenders.

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

Operating Activities

During the six months ended June 30, 2011, the Company used cash in the amount of $538,421 for operating activities. This includes a net loss of $1,723,108 offset by $233 amortization expense, stock issued for services in the amount of $119,500, stock based compensation of $1,136,708, decrease in accounts payable of $55,502 and an increase in accounts payable – related party of $16,252.

By comparison, during the six months ended June 30, 2010, the Company used cash in the amount of $330,325 for operating activities. Cash used in operating activities included a net loss of $567,623 offset by stock issued for services in the amount of $200,000 and $37,298 increase in accounts payable.

During the period from November 21, 2008 (inception) to June 30, 2011, the Company used $1,213,563 of cash in operating activities.

Investing Activities

During the six month period ended June 30, 2011, the Company incurred costs of $16,765 associated with the development of its website.  These costs were capitalized and will be amortized over the expected 3 year life of the asset.  $233 of the website development costs were amortized during the six month period ended June 30, 2011.  There were no investing activities for the six months ended June 30, 2010.   For the period from November 21, 2008 (inception) to June 30, 2011 the only investing activities were those that occurred in the six month period ended June 30, 2011 as discussed above.

Financing Activities

During the six months ended June 30, 2011, the Company received related party advances in the amount of $25,000 and proceeds from the sale of common stock and Class A warrants of $3,614,795 for total cash provided by financing activities of $3,639,795.  During the six months ended June 30, 2010, the Company received proceeds from the sale of common stock in the amount of $279,500 for total cash provided by financing activities of $279,500.

From November 21, 2008 (inception) to June 30, 2011, the Company received proceeds from a loan due to a stockholder of $106,700, received related party advances in the amount of $45,000 and received proceeds from sale of common stock and Class A warrants of $4,166,545 for total cash provided by financing activities of $4,318,245.

We presently do not have any available credit, financing or other external sources of liquidity.  In order to obtain capital, we may need to sell additional shares of common stock or borrow funds from private lenders.  However, any downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities.  As a result, there can be no assurance that we will be successful in obtaining additional funding.

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

Liquidity and Management’s Plans

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $1,723,108 and net cash used in operations of $538,421 for the six months ended June 30, 2011.

The Company does not yet have a sustained history of financial stability. Historically our principal source of liquidity has been the issuance of debt and equity securities.

Management believes that the cash balance on June 30, 2011 of approximately $3.1 million, current level of positive working capital, anticipated cash that will be received from expected future sales in late 2011, and additional funds through the issuance of equity securities will be sufficient to sustain operations for the next twelve months.

However, there can be no assurance that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues from the sale of its line of mixed martial arts apparel for the retail market, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity.

Plan of Operations

We are a development stage company in the process of developing a line of apparel for commercial production. Our business plan follows the apparel industry norm of launching two commercial products lines each year including Spring and Fall product lines.

The Company has retained a senior leadership team with extensive experience in the apparel and sporting goods industry.  We identified our product creation and administrative office in Portland, Oregon in the second quarter of 2011 and are currently negotiating the terms of the lease.

We have contracted with Exit 21 Global Solutions, LLC (Exit 21), a consulting firm controlled by the Company’s Chief Executiver Officer and Chief Operating Officer to design, develop and source all of our products to date.  We may extend our current agreement with Exit 21 to provide services for our future needs, or we may retain a different entity to provide such services, or the Company may undertake to perform such services on its own.

A limited quantity of Fall 2011 product, including graphic tee shirts and headwear, has been designed and produced.  We anticipate launching these products on the RYU web store, as well as select retail outlets in the third quarter of 2011.

Our Spring 2012 product line has been designed and sales samples have been produced that will be utilized to obtain Spring 2012 orders.  Factory production orders have been placed for delivery to our warehouse and subsequent delivery to retail accounts early in the first quarter of 2012.  We have launched our sell-in process for Spring 2012, but do not currently have confirmed orders from retail accounts for this product.

We anticipate our Fall 2012 product line will expand to include women’s apparel and expanded headwear and bag products.  Design has been completed for these products, and we are currently in the commercialization phase.  We anticipate that these products will be fully commercialized by the end of the fourth quarter of 2011 when we will place factory orders for delivery to our warehouse in late 2nd quarter and early 3rd quarter of 2012.

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

Our significant accounting policies are summarized in Note 4 of our unaudited interim financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Such estimates and assumptions impact, among others, the following: the fair value of share-based payments, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2011 and December 31, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. At June 30, 2011 the Company’s cash in bank accounts exceeded the federally insured limits by $2,840,917.  However, Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions through December 31, 2012.  Accordingly, the Company believes it is not exposed to any significant credit risk on cash and short-term investments.

Marketing and Advertising

Marketing and advertising costs are expensed as incurred.  Advertising production costs are expensed in the month the advertising runs.  Media placement costs are expensed in the month during which the advertisement appears. In addition, advertising costs include endorsement expenses. Accounting for endorsement costs is based upon the specific contract provision and are generally expensed ratably over the term of the contract.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on our interim unaudited financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4	Controls and Procedures

Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our principal executive officer who also serves as our principal financial officer (“Officer”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1	Legal Proceedings

None

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3	Defaults Upon Senior Securities

None.

Item 4	[Removed and Reserved]

None.

Item 5	Other Information

Amendment to Material Definitive Agreement

In June, 2011, the registrant and Exit 21 verbally agreed to amend the terms of the Amendment to the Exit 21 Consulting Agreement dated May 3, 2010 ("Agreement") between the parties. Pursuant to this verbal amendment, Exit 21 waived its right to receive its $65,000 monthly payment from the registrant due under the Agreement for the months of March, April and May, 2011.

Amendment to Executive Compensation Terms

The registrant amended the terms of our Chief Financial Officer Steve Eklund's compensation and commenced payment of his annual salary effective July 18, 2011. Previously, payment of Mr. Eklund's annual salary was to commence on October 1, 2011.

Item 6	Exhibits

Number	Exhibit

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Respect Your Universe, Inc.

Date: August 8, 2011	/s/ John Wood
John Wood, President (principal executive and financial officer) and Director