Form 10-Q/A
period 2011-06-30
RESPECT YOUR UNIVERSE, INC.
filed 2011-09-01
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-166171

Respect Your Universe, Inc.
(Exact name of registrant as specified in its charter)

Nevada	68-0677944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6533 Octave Avenue, Las Vegas, Nevada	89139
(Address of principal executive offices)	(Zip Code)

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
☒ Yes    ☐ No (Not required)

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

EXPLANATORY NOTE

Respect Your Universe, Inc. (the “Company”) is filing this Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 that was originally filed on August 8, 2011 (the “Original Quarterly Report”) solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

Item 6	Exhibits

Number	Exhibit

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Respect Your Universe, Inc.

Date: September 1, 2011	/s/ John Wood
John Wood, President (principal executive and financial officer) and Director