Form 10-Q
period 2011-09-30
RESPECT YOUR UNIVERSE, INC.
filed 2011-11-14
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-166171

Respect Your Universe, Inc.
(Exact name of registrant as specified in its charter)

Nevada	68-0677944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5940 South Rainbow Boulevard, Las Vegas, Nevada	89118
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  39,776,736 shares of common stock as of October 31, 2011.

RESPECT YOUR UNIVERSE, INC.
FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2011

PART I

Item 1	Financial Statements

Respect Your Universe, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Current assets
Cash	$4,447,517	$3,308
Deposits on inventory	203,588	-
Prepaid expenses - other	44,014	-
Prepaid stock compensation	476,250	-
Total current assets	5,171,369	3,308

Other assets
Prepaid stock compensation	416,719	-
Property and equipment - net	7,859	-
Patents and trademarks - net	15,005	-
Website development - net	33,826	-
Total other assets	473,409	-

Total assets	$5,644,778	$3,308

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$65,241	$61,442
Accounts payable - related party	253,424	406,252
Accrued liabilities	35,266	-
Loans payable - related party	25,000	20,000
Total current liabilities	378,931	487,694

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 500,000,000
shares authorized; 39,776,736 and 23,995,500
shares issued and outstanding, respectively	39,777	23,996
Additional paid in capital	11,648,652	1,066,054
Deficit accumulated during the development stage	(6,422,582)	(1,574,436)
Total stockholders’ equity (deficit)	5,265,847	(484,386)

Total liabilities and stockholders' equity (deficit)	$5,644,778	$3,308

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From November 21, 2008
	Three months ended		Nine months ended		(inception) to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Revenue	$1,407	$-	$1,407	$-	$3,394

Cost of revenue	7,022		7,022	-	16,236

Gross loss	(5,615)	-	(5,615)	-	(12,842)

Operating expenses
Marketing and advertising	57,097	-	271,052	-	340,022
Marketing and advertising - related party	43,368	-	43,368	-	43,368
Research and development	364	-	10,276	-	10,276
Research and development - related party	72,000	290,561	226,162	802,297	1,226,863
General and administrative	2,946,594	100,468	4,291,673	156,355	4,789,211
Total operating expenses	3,119,423	391,029	4,842,531	958,652	6,409,740

Net loss	$(3,125,038)	$(391,029)	$(4,848,146)	$(958,652)	$(6,422,582)

Net loss per common share -
basic and diluted	$(0.08)	$(0.02)	$(0.16)	$(0.04)	$(0.35)

Weighted average number of common
shares outstanding during the period -
basic and diluted	38,606,598	23,361,913	31,084,769	21,505,958	18,476,326

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
Nine Months Ended September 30, 2011 and from November 21, 2008 (inception) to September 30, 2011 (Unaudited)

				Deficit
				Accumulated		Total
				During the	Stock	Stockholders'
	Common Stock, $0.001 Par Value		Additional	Development	Subscriptions	Equity
	Shares	Amount	Paid in Capital	Stage	Receivable	(Deficit)

Issuance of common stock for cash - founders ($0.001/share)	6,250,000	$6,250	$-	$-	(6,250)	$-

Net loss - period ended December 31, 2008	-	-	-	(49,831)	-	(49,831)

Balance, December 31, 2008	6,250,000	6,250	-	(49,831)	(6,250)	(49,831)

Receipt of cash on subscription receivable	-	-	-	-	6,250	6,250

Issuance of common stock for cash and subscription
receivable ($0.001, 0.01 and $0.10/share)	7,855,000	7,855	161,145	-	(33,000)	136,000

Issuance of common stock for services ($0.001 and $0.10/share)	3,058,500	3,059	228,541	-	-	231,600

Issuance of common stock in conversion of debt ($0.10/share)	1,067,000	1,067	105,633	-	-	106,700

Net loss - year ended December 31, 2009	-	-	-	(367,387)	-	(367,387)

Balance, December 31, 2009	18,230,500	18,231	495,319	(417,218)	(33,000)	63,332

Receipt of cash on subscription receivable	-	-	-	-	33,000	33,000

Issuance of common stock for cash ($0.10/share)	3,765,000	3,765	372,735	-	-	376,500

Issuance of common stock for services ($0.10/share)	2,000,000	2,000	198,000	-	-	200,000

Net loss - year ended December 31, 2010	-	-	-	(1,157,218)	-	(1,157,218)

Balance, December 31, 2010	23,995,500	23,996	1,066,054	(1,574,436)	-	(484,386)

Issuance of common stock and warrants for cash
($0.10 - $1.00/share)	13,917,069	13,917	6,110,318	-	-	6,124,235

Issuance of common stock for services ($0.10 - $0.60/share)	1,114,167	1,114	141,586	-	-	142,700

Issuance of common stock for future services ($1.27/share)	750,000	750	951,750			952,500

Share based compensation	-	-	3,378,944	-	-	3,378,944

Net loss - nine months ended September 30, 2011	-	-	-	(4,848,146)	-	(4,848,146)

Balance, September 30, 2011 (Unaudited)	39,776,736	$39,777	$11,648,652	$(6,422,582)	-	$5,265,847

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From November 21, 2008
	Nine months ended		(inception) to
	September 30, 2011	September 30, 2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,848,146)	$(958,652)	$(6,422,582)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,983	-	2,983
Amortization of prepaid stock compensation	59,531	-	59,531
Stock issued for services	142,700	200,000	574,300
Share based compensation	3,378,944	-	3,378,944
Changes in operating assets and liabilities
Increase in deposits on inventory	(203,588)	-	(203,588)
Increase in prepaid expenses - other	(44,014)		(44,014)
Increase in accounts payable	3,799	306,598	65,241
Increase (decrease) in accounts payable - related party	(152,828)	-	253,424
Increase in accrued liabilities	35,266	-	35,266
Net cash used in operating activities	(1,625,353)	(452,054)	(2,300,495)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(8,114)	-	(8,114)
Patents and trademarks	(15,259)	-	(15,259)
Website development	(36,300)	-	(36,300)
Net cash used in investing activities	(59,673)	-	(59,673)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - stockholder	-	-	106,700
Proceeds from loans payable - related party	25,000	20,000	45,000
Repayment of loans payable - related party	(20,000)	-	(20,000)
Proceeds from sale of common stock and Class A warrants	6,124,235	369,500	6,675,985
Net cash provided by financing activities	6,129,235	389,500	6,807,685

Net increase (decrease) in cash	4,444,209	(62,554)	4,447,517

Cash - beginning of period	3,308	63,332	-

Cash - end of period	$4,447,517	$778	$4,447,517

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity
Stock issued in exchange for debt	$-	$-	$106,700
Stock issued for future services	$952,500	$-	$952,500

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
(Unaudited)

Note 1 Nature of Operations

Respect Your Universe, Inc. (“the Company”), was incorporated in the State of Nevada on November 21, 2008 to design, commercialize and market a line of athletic apparel for Mixed Martial Arts (“MMA”) fans worldwide.

Note 2 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of December 31, 2010 is derived from the audited financial statements presented in the Company’s Annual Report on Form S-1 for the years ended December 31, 2010 and 2009.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form S-1, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the nine months ended September 30, 2011 are not necessarily indicative of results for the full fiscal year.

Note 3 Liquidity and Management’s Plans

As reflected in the accompanying unaudited interim financial statements, the Company had a net loss of $4,848,146 and net cash used in operations of $1,625,353 for the nine months ended September 30, 2011.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
(Unaudited)

The Company does not yet have a sustained history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities.

Management believes that the cash balance on September 30, 2011 of approximately $4.4 million, current level of positive working capital, anticipated cash that will be received from expected future sales, and additional funds through the issuance of equity securities will be sufficient to sustain operations for the next twelve months.

However, there can be no assurance that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues from the sale of its line of mixed martial arts apparel, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity.

Note 4 Summary of Significant Accounting Policies

Development Stage

The Company's unaudited interim financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include implementation of the business plan, and obtaining additional debt and/or equity related financing.
.
Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Such estimates and assumptions impact, among others, the following: the fair value of share-based payments, estimates and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2011 and December 31, 2010, respectively.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
(Unaudited)

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. At September 30, 2011 the cash in the Company’s bank accounts exceeded the federally insured limits by $4,197,330.  The Company believes it is not exposed to any significant credit risk on cash and short-term investments due to the temporary unlimited deposit insurance coverage at all FDIC-insured depository institutions through December 31, 2012.

Deposits on Inventory

At September 30, 2011, the Company had paid deposits for inventory items to be received in 2012.

Prepaid Expenses - Other

Prepaid expenses include costs incurred for prepaid insurance and professional fees.  All prepaid expenses are amortized over the useful life using the straight-line method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Expenditures for property acquisitions, development, construction, improvements and major renewals are capitalized.  The cost of repairs and maintenance is expensed as incurred.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets.  Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected as a gain or loss from operations.

The estimated useful lives are:

Leasehold improvements	1 year
Furniture and fixtures	7 years
Computers and office equipment	5 years

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
(Unaudited)

Property and equipment consist of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Leasehold improvements	$2,400	$-
Computers and office equipment	3,114	-
Furniture and fixtures	2,600	-
	8,114	-
Accumulated depreciation	(255)	-
	$7,859	$-

Patents and Trademarks

The Company capitalizes the costs associated with the development of its patents and trademarks including legal fees and filing costs.  In the event that legal fees are incurred to defend the patent or trademark rights, those costs are capitalized if the defense of the patent or trademark is successful. If defense of the patent or trademark is unsuccessful, the legal costs of defense and remaining unamortized costs are expensed.  Amortization is provided over the estimated useful life of 5 years using the straight-line method for financial statement purposes.

As of September 30, 2011 and December 31, 2010, the Company‘s patent and trademark costs are as follows:

	September 30, 2011	December 31, 2010

Patent and trademark costs	$15,259	$-
Accumulated amortization	(254)	-
	$15,005	$-

Website Development

The Company capitalizes the costs associated with the development of its website.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful life of 3 years using the straight-line method for financial statement purposes.

As of September 30, 2011 and December 31, 2010, the Company‘s website development costs are as follows:

	September 30, 2011	December 31, 2010

Website development costs	$36,300	$-
Accumulated amortization	(2,474)	-
	$33,826	$-

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
(Unaudited)

Impairment of Long Lived Assets

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment.

Revenue Recognition

The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Cash payments received in advance are recorded as deferred revenue; however, the Company had no deferred revenue at September 30, 2011 and December 31, 2010, respectively.

Revenue is recorded net of an allowance for estimated returns, price concessions, and other discounts. Such allowance is reflected as a reduction to accounts receivable when the Company expects to grant credits for such items; otherwise, it is reflected as a liability.

Marketing and Advertising

Marketing and advertising costs are expensed as incurred.  Advertising production costs are expensed in the month the advertising runs.  Media placement costs are expensed in the month during which the advertisement appears.  In addition, advertising costs include endorsement expenses. Accounting for endorsement costs is based upon the specific contract provision and are generally expensed ratably over the term of the contract.  The Company recognized marketing and advertising expense of $314,420 and $0 for the nine months ended September 30, 2011 and 2010, respectively.  There have been no prepaid marketing and advertising assets recorded.

Of the total amount expensed, an allocation has been made to a related party classification for amounts incurred with an entity that is controlled by a Company officer as presented on the statements of operations.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses include share based compensation and fees paid to a consultant for the design, development, merchandising, sourcing and production of a clothing line.  Research and development costs for the nine months ended September 30, 2011 and 2010 were $236,438 and $802,297, respectively.

Of the total amount expensed, an allocation has been made to a related party classification for amounts incurred with an entity that is controlled by Company officers as presented on the statements of operations.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
(Unaudited)

Risks and Uncertainties

The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks and the potential risk of business failure. Also, see Note 3 regarding liquidity and management’s plan.

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

The Company had the following potential common stock equivalents at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Stock options, exercise price $0.69 - $2.26	2,670,668	-
Common stock warrants, conversion price $1.27 - $1.80	5,425,151	-
Total common stock equivalents	8,095,819	-

Since the Company incurred a net loss during 2011 and 2010, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

The Company has a total of 40,000 unvested stock options that will vest evenly at 5,000 per month through May 2012.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
(Unaudited)

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

The Company's financial instruments consisted primarily of cash, prepaid expenses, accounts payable, accounts payable - related party, accrued liabilities and loans payable - related party. The carrying amounts of the Company's financial instruments generally approximated their fair values as of September 30, 2011 and December 31, 2010, respectively, due to the short-term nature of these instruments.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.  The reclassifications had no effect on the financial condition, operations or cash flows.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s interim unaudited financial statements.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
(Unaudited)

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

In connection with the agreement, on February 1, 2010 the Company issued 500,000 shares, having a fair value of $50,000 ($0.10/share), based upon recent cash offerings to third parties.

On May 3, 2010, the parties extended the agreement until May 31, 2011. The amendment has both cash and non-cash components for compensation. The total cash compensation was $780,000 which was to be paid in monthly increments of $65,000 from June 1, 2010 through May 1, 2011.  In June 2011, the parties agreed to waive the cash payments for the months of March, April and May 2011, thereby reducing the cash compensation to $585,000. At September 30, 2011, $395,000 had been paid and the past due balance of $190,000 is included in accounts payable - related party.  In October 2011, the remaining $190,000 was paid in full.

In connection with the amendment, on May 3, 2010 the Company issued 1,500,000 shares of common stock having a fair value of $150,000 ($0.10/share), based upon recent cash offerings to third parties.

On June 1, 2011, the parties entered into a new consulting agreement to assist the Company in the continued development and production of the clothing line and to provide outsourced CEO and COO consulting services. The contract had both cash and non-cash components for compensation. The total cash compensation is $350,000 which is to be paid in monthly increments of $50,000 from June 1, 2011 through December 31, 2011. As of September 30, 2011, $200,000 had been paid.

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
(Unaudited)

As of September 30, 2011 and December 31, 2010 this vendor represents 66% and 87% of accounts payable, respectively.

Note 6 Loans Payable

(A)  Loans Payable – Related Party

On August 28, 2010, the Company’s then Chief Executive Officer, who is now a director, loaned the Company $20,000. The loan was non-interest bearing, unsecured and was paid in full on August 15, 2011.

On March 8, 2011, an entity affiliated with the Company’s then Chief Executive Officer, who is now a director, loaned the Company $25,000. The loan is non-interest bearing, unsecured and due March 8, 2012.

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
(Unaudited)

Nine Months Ended September 30, 2011

The Company issued 6,237,000 shares of common stock for $618,700 ($0.10/share), net of direct offering costs of $5,000.

The Company issued 2,264,918 shares of common stock for $2,256,440 ($1.00/share), net of direct offering costs of $8,478.

(B)  Stock Issued for Cash and Warrants – Private Placement dated June 2011

The Company issued 5,415,151 shares for $3,249,095 ($0.60/share), net of direct offering costs in the amount of $5,000.  The Company also issued the holders one stock purchase warrant with a maturity of 2 years. The exercise price is $1.80 and requires a mandatory conversion by the holder if the market price of the common stock reaches $3.60 for at least ten consecutive trading days. The warrants issued entitled the holders to purchase an additional 5,415,151 shares of the Company’s common stock.

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

Nine Months Ended September 30, 2011

The Company issued 1,114,167 shares of common stock, in exchange for services rendered, 1,060,000 shares having a fair value of $106,000 ($0.10/share), 20,000 shares having a fair value of $5,000 ($0.25/share), 14,167 shares having a fair value of $8,500 ($0.60/share), 20,000 shares having a fair value of $23,200 ($1.16/share), for a total of $142,700, based upon the fair value of the services rendered.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
(Unaudited)

(D)  Prepaid Stock Compensation

During nine months ended September 30, 2011, the Company issued 750,000 shares of common stock for future services, having a fair value of $952,500 ($1.27/share), based upon the quoted closing trading price.  The agreement commenced in August 2011 and covers a 2 year service term.

The following represents the allocation of prepaid stock compensation as of September 30, 2010:

	Short-Term	Long-Term	Total

Prepaid stock compensation - December 31, 2010	$-	$-	$-
Prepaid issuances of stock for services	535,781	416,719	952,500
Amortization of prepaid stock compensation	(59,531)	-	(59,531)
Prepaid stock compensation - September 30, 2010	$476,250	$416,719	$892,969

(E)  Stock Options

On June 10, 2011, the Company adopted the 2011 Incentive Award Plan (“the Plan”). The total number of shares of stock which may be granted directly by options, stock awards or restricted stock purchase offers, shall not exceed 5,000,000. The Plan indicates that the exercise price of an award is equivalent to the market value of the Company’s common stock on the grant date.

During 2011, the Company had the following stock option grants:

Date	Quantity Granted	Fair Value	Options Vested	Options Unvested	Expiration

June 2011	1,800,000	$1,239,456	1,650,000 upon issuance	150,000 over 2 years	5 – 10	Years
July 2011	950,000	2,146,651	950,000 upon issuance	-	10	Years
August 2011	228,670	290,381	-	228,670 over 1 year	10	Years

The Company applied fair value accounting for all share based payment awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used is as follows:

Exercise price	$0.69 - $2.26
Expected dividends	0%
Expected volatility	236% - 244%
Risk fee interest rate	2.07% - 3.22%
Expected life of option	5 - 10 years
Expected forfeitures	0%

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
(Unaudited)
The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Balance - December 31, 2010	-	$-
Granted	2,992,170	$1.24
Exercised	-	$-
Forfeited	-	$-
Outstanding - September 30, 2011	2,992,170	$1.24	9.10 years	$972,000
Exercisable - September 30, 2011	2,670,668	$1.27	9.10 years	$891,000

Grant date fair value of options - 2011		$3,696,871
Weighted average grant date fair value - 2011		$1.24

Outstanding options held by related parties - 2011	1,728,670
Exercisable options held by related parties - 2011	1,557,168
Fair value of stock options held by related parties - 2011	$2,484,199

(F)  Warrants

In addition to the 5,415,151 warrants issued in connection with the June 2011 private placement discussed in Note 7(B), the Company issued the following warrants for services rendered in 2011:

Date	Quantity Granted	Fair Value	Warrants Vested	Warrants Unvested	Expiration

August 2011	50,000	$111,335	10,000 over 2 months	40,000 over 8 months	3	Years

The Company applied fair value accounting for all share based payment awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used are as follows:

Exercise price	$1.27
Expected dividends	0%
Expected volatility	233%
Risk fee interest rate	0.55%
Expected life of warrant	3 years
Expected forfeitures	0%

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2010	-	$-
Exercisable - December 31, 2010	-	$-
Granted	5,465,151	$1.80
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding - September 30, 2011	5,465,151	$1.80
Exercisable - September 30, 2011	5,425,151	$1.80

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.27 - $1.80	5,465,151	1.74 years	$1.80	5,425,151	$1.80

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
(Unaudited)

At September 30, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $0, respectively.

Note 8 Related Party Transactions

As of September 30, 2011, a Director made advances on behalf of the Company for 42,118, which is included in accounts payable - related party.  In October 2011, this amount was paid in full.

Note 9 Subsequent Events

(A)  Stock Options

On October 1, 2011, the Company issued options to an officer and two employees to purchase 250,000 shares of common stock with an exercise price of $1.23.  The fair market value of the options on the date of grant is approximately $307,000.  200,000 of these options are fully vested while the remaining 50,000 vest ratably over 4 years.

The Company applied fair value accounting for all share based payment awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used is as follows:

Exercise price	$1.23
Expected dividends	0%
Expected volatility	242%
Risk fee interest rate	1.92%
Expected life of option	10 years
Expected forfeitures	0%

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

History and Overview

Respect Your Universe, Inc. (“the Company”), was incorporated in the State of Nevada on November 21, 2008 to capitalize on the increasing popularity of Mixed Martial Arts (MMA) by designing, commercializing and marketing a premium performance line of athletic apparel for MMA athletes and fans worldwide.

The Company’s product lines will include both premium athletic apparel and accessories.  The apparel line will consist of high quality items designed for MMA training and competition as well as a more casual sportswear line, all using sustainable and/or recycled raw materials.  All of the products are tested by fighters in training or in the ring.  This is the Company’s competitive advantage - fighter infused and tested apparel for the everyday athlete and MMA fan.  The Company’s brand philosophy is:  Respect, Strength, Honor and Sustainability.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Three months and nine months ended September 30, 2011 and 2010 and for the period from November 21, 2008 (inception) to September 30, 2011:

Revenue

The Company generated gross revenues in the amount of $3,394 during the period from November 21, 2008 (inception) to September 30, 2011.  In 2009, as a test run solely for the limited purpose of gaining feedback on our brand design, we produced 400 pieces of initial designs of graphic T-shirts and sold them through a third party retail website.  In 2011 we produced a limited quantity of graphic tee shirts and headwear for resale on our web store at www.respectyouruniverse.com, which was launched in August 2011.  Gross revenues during the three and nine months ended September 30, 2011 were $1,407.  During the three month period ending September 30, 2011 the Company incurred costs of revenue of $7,022 which included the start-up and operating costs for warehousing at our third party logistics partner, resulting in a negative gross margin of $5,615.

During the development stage, the Company has been primarily focused on corporate organization, the initial public offering and the research and development of our products.  We do not anticipate earning significant revenues until such time we launch our commercial product lines in Spring 2012.

Expenses

During the nine months ended September 30, 2011, total operating expenses for the Company were $4,842,531 compared to $958,652 for the nine months ended September 30, 2010.  The majority of the operating expenses incurred during the nine months ended September 30, 2011 were of a non-cash nature, comprised of shares issued for services valued at $142,700 and incentive stock options and warrants valued at $3,378,944.  Total operating expenses for the period from November 21, 2008 (inception) through September 30, 2011 were $6,409,740.

The Company incurred $100,465 and $314,420 in marketing and advertising expenses to create brand media and distribute marketing communications during the three and nine months ended September 30, 2011, respectively. Of the total amount expensed during 2011, $43,368 has been allocated to a related party classification. The Company had no marketing expenses for the comparable periods of 2010 and marketing and advertising expenses in the amount of $383,390 for the period from November 21, 2008 (inception) through September 30, 2011.

During the three months ended September 30, 2011 the Company incurred research and development expenses of $72,364 compared to $290,561 during the three months ended September 30, 2010.  Research and development costs for the nine months ended September 30, 2011 and 2010 were $236,438 and $802,297, respectively.  For the period from November 21, 2008 (inception) through September 30, 2011 total research and development expenses were $1,237,139 of which $1,226,863 has been allocated to a relaed party classification.

General and administrative expenses for the three months ended September 30, 2011 were $2,946,594 compared to $100,468 for the three months ended September 30, 2010.  This increase reflects the Company’s investment in organization and infrastructure to support its business objectives for 2011 and 2012.  The primary components of general and administrative expense during these respective periods were investor relations expenditures of $228,709 and $0, employee compensation expense of $825,593 and $0, legal, professional and consulting fees of $1,692,269 and $39,000, and travel expenses of $100,879 and $9,653.

During the nine months ended September 30, 2011 general and administrative expenses were $4,291,673 compared to $156,355 for the nine months ended September 30, 2010.  The primary components of general and administrative expense during these periods were investor relations $285,229 and $0, employee compensation expense $1,239,826 and $0, legal, professional and consulting fees $2,530,613 and $53,572, and travel expenses $114,530 and $39,392, respectively.

Net Loss

Our net loss for the three months ended September 30, 2011 was $3,125,038 as compared to a net loss of $391,029 for the three months ended September 30, 2010.  Our net loss for the nine months ended September 30, 2011 was $4,848,146 compared to a net loss of $958,652 for the nine months ended September 30, 2010.  Our accumulative net loss for the period from November 21, 2008 (inception) to September 30, 2011 was $6,422,582.

Liquidity and Financial Condition

As of September 30, 2011 the Company had current assets of $5,171,369, current liabilities of $378,931 and working capital of $4,792,438 compared to current assets of $3,308, current liabilities of $487,694 and a working capital deficit of $484,386 at December 31, 2010.

Our cash balance as of September 30, 2011 was $4,447,517 compared to $3,308 at December 31, 2010. The increase in cash is primarily a result of net proceeds from the sale of common stock and Class A warrants pursuant to private placements in the third quarter of 2011.  The Company believes it currently has sufficient funds to execute its business plan through the second quarter of 2012.

We anticipate that additional capital will be required to implement our business plan beyond the second quarter of 2012 and to purchase inventory to support our revenue forecast for 2013.  In order to obtain the necessary capital, the Company may need to sell additional shares of common stock or borrow funds from private lenders.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities as a means of raising additional capital, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.

Operating Activities

During the nine months ended September 30, 2011, the Company has increased its cash position by $4,444,209.  During this period we have used cash in the amount of $1,625,353 for operating activities which includes a net loss of $4,848,146 offset by depreciation and amortization expense of $62,514, stock issued for services in the amount of $142,700, share based compensation of $3,378,944, an increase in deposits on inventory of $203,588, an increase in other prepaid expenses of $44,014, an increase in accounts payable of $3,799, a decrease in accounts payable - related party of $152,828, and an increase in accrued liabilities in the amount of $35,266.

By comparison, during the nine months ended September 30, 2010, the Company used cash in the amount of $452,054 for operating activities. Cash used in operating activities included a net loss of $958,652 offset by stock issued for services in the amount of $200,000, and an increase in accounts payable of $306,598.

During the period from November 21, 2008 (inception) to September 30, 2011, the Company used $2,300,495 of cash for operating activities.  This includes an accumulative net loss of $6,422,582 offset by depreciation and amortization expense of $62,514, stock issued for services in the amount of $574,300, share based compensation valued at $3,378,944, an increase in deposits on inventory of $203,588, an increase in other prepaid expenses of $44,014, an increase in accounts payable of $65,241, an increase in accounts payable - related party of $253,424 and an increase in accrued liabilities in the amount of 35,266.

Investing Activities

The Company used cash in the amount of $59,673 in investing activities during the nine months ended September 30, 2011.  Investing activities during that period included $8,114 for property and equipment purchases, $15,259 associated with the development of its patents and trademarks and $36,300 for the development of its website.  All of costs have been capitalized and amortized over the expected useful lives of the assets.  Depreciation of property and equipment during the nine month period ended September 30, 2011 totaled $255.  $254 of the patent and trademark costs and $2,474 of the website development costs were amortized during the nine month period ended September 30, 2011.

By contrast, there were no investing activities for the nine months ended September 30, 2010.  For the period from November 21, 2008 (inception) to September 2011, cash used in investing activities was $59,673 and included the investing activities that occurred during the nine month period ended September 30, 2011 discussed above.

Financing Activities

During the nine months ended September 30, 2011, the Company received related party advances in the amount of $25,000, repaid $20,000 to related parties, and received net proceeds from the sale of common stock and Class A warrants of $6,124,235 for total cash provided by financing activities of $6,129,235.  During the nine months ended September 30, 2010, the Company received related party advances in the amount of $20,000 and proceeds from the sale of common stock in the amount of $369,500 for total cash provided by financing activities of $389,500.

From November 21, 2008 (inception) to September 30, 2011, the Company received proceeds from a loan due to a stockholder of $106,700, received related party advances in the amount of $45,000, repaid $20,000 to related parties and received proceeds from sale of common stock and Class A warrants of $6,675,985 for total cash provided by financing activities of $6,807,685.  The shareholder loan of $106,700 was subsequently exchanged for stock.

We presently do not have any available credit, financing or other external sources of liquidity.  In order to obtain future capital, we may need to sell additional shares of common stock or borrow funds from private lenders.  However, any downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities.  As a result, there can be no assurance that we will be successful in obtaining additional funding.

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

Liquidity and Management’s Plans

As reflected in the accompanying unaudited interim financial statements, the Company had a net loss of $4,848,146 and net cash used in operations of $1,625,353 for the nine months ended September 30, 2011.

The Company does not yet have a sustained history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities.

Management believes that the cash balance on September 30, 2011 of approximately $4.4 million, current level of positive working capital, anticipated cash that will be received from expected future sales, and additional funds through the issuance of equity securities will be sufficient to sustain operations for the next twelve months.

However, there can be no assurance that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues from the sale of its line of mixed martial arts apparel, or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity.

Plan of Operations

We are a development stage company in the process of developing a line of apparel for commercial production. Our business plan follows the apparel industry norm of launching two commercial products lines each year for the Spring and Fall seasons.

The Company has retained a senior leadership team with extensive experience in the apparel and sporting goods industry.  We opened our product creation and administrative office in Portland, Oregon during the second quarter of 2011 and executed a one year lease agreement on July 31, 2011.

We have contracted with Exit 21 Global Solutions, LLC (Exit 21), a consulting firm controlled by the Company’s Chief Executive Officer and Chief Operating Officer, to design, develop and source all of our products to date.  We may extend our current agreement with Exit 21 to provide services for our future needs, or we may retain a different entity to provide such services, or the Company may undertake to perform such services on its own.

A limited quantity of Fall 2011 product, including graphic tee shirts and headwear, has been designed and produced.  We launched these products on our web store at www.respectyouruniverse.com during the third quarter of 2011.

Our Spring 2012 product line has been designed and sales samples have been produced that will be utilized to obtain Spring 2012 orders.  Factory production orders have been placed for delivery to our warehouse and we have launched our sell-in process for Spring 2012.

We anticipate our Fall 2012 product line will expand to include women’s apparel and expanded headwear and accessory products.  Design has been completed for these products, and we are currently in the commercialization phase.  We anticipate that these products will be fully commercialized by the end of the fourth quarter of 2011 when we will place factory orders for delivery to our warehouse in late 2nd quarter and early 3rd quarter of 2012.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2011 and December 31, 2010, respectively.

Patents and Trademarks

The Company capitalizes the costs associated with the development of its patents and trademarks including legal fees and filing costs.  In the event that legal fees are incurred to defend the patent or trademark rights, those costs are capitalized if the defense of the patent or trademark is successful. If defense of the patent or trademark is unsuccessful, the legal costs of defense and remaining unamortized costs are expensed.  Amortization is provided over the estimated useful life of 5 years using the straight-line method for financial statement purposes.

Website Development

The Company capitalizes the costs associated with the development of its website.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful life of 3 years using the straight-line method for financial statement purposes.

Revenue Recognition

The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Cash payments received in advance are recorded as deferred revenue.

Revenue is recorded net of an allowance for estimated returns, price concessions, and other discounts. Such allowance is reflected as a reduction to accounts receivable when the Company expects to grant credits for such items; otherwise, it is reflected as a liability.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s interim unaudited financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4	Controls and Procedures

Disclosure Controls and Procedures.

Our management has evaluated, under the supervision and with the participation of our President (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1	Legal Proceedings

None.

Item 1A         Risk Factors

Not required for a smaller reporting company.

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3            Defaults Upon Senior Securities

None.

Item 4            [Removed and Reserved]

None.

Item 5	Other Information

None.

Item 6	Exhibits

Number	Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*  Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Respect Your Universe, Inc.

Date: November 14, 2011	/s/ John Wood
John Wood, President (Principal Executive Officer) and Director

/s/ Steven H. Eklund
Steven H. Eklund Chief Financial Officer (Principal Financial Officer)