Form 10-K
period 2011-12-31
RESPECT YOUR UNIVERSE, INC.
filed 2012-03-12
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
☒ Yes   ☐ No (Not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $62,045,607 as of June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  42,439,628 shares of common stock as of March 9, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;

•	our ability to efficiently and effectively finance our operations;

•	deterioration in general or regional economic conditions;

•	adverse state or federal legislation or regulation that increases the costs of compliance;

•	ability to achieve future sales levels or other operating results;

•	operational inefficiencies in distribution or other systems;

•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•	the MMA and apparel industry and market;

•	the availability of capital to fund our business plan and the resulting dilution caused by the raising of capital through the sale of shares;

•	product manufacturing and sourcing;

•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•	inability to efficiently manage our operations;

•	the inability of management to effectively implement our strategies and business plans; and

•	the other risks and uncertainties detailed in this report.

Throughout this Annual Report on Form 10-K references to “we”, “our”, “us”, “RYU”, “the Company”, and similar terms refer to Respect Your Universe, Inc.

RESPECT YOUR UNIVERSE, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2011

PART I

Item 1	Business

Overview

Respect Your Universe, Inc., was incorporated in the State of Nevada on November 21, 2008 to capitalize on the increasing popularity of Mixed Martial Arts (MMA) by designing, commercializing and marketing a line of premium performance athletic apparel.

RYU is based on a very straight forward concept. We believe that in every athlete lies the heart of a warrior. No matter what sport they play or what discipline they practice; every athlete at the most basic level is essentially a fighter. They stand alone, their success motivated 100% from within themselves.

Based upon the principles of Respect, Strength, Honor and Sustainability, RYU is dedicated to creating, not only a product, but a movement and community that are inspired by a profound respect for the art of athleticism, the spirit of combat, the warrior ethic and the universe encompassing it all.

Product

RYU’s premium athletic products include competition, training and everyday sports and outerwear, as well as headwear and accessories that are designed to keep up with the demands of an active lifestyle.  Built for athletes, suited for style, RYU’s premium high performance line embodies the art of the sport and places emphasis on respect, strength, honor and sustainability as the foundation of their apparel and products.

Crafted from organic and/or recycled materials utilizing some of the best yarn and fabric suppliers in the world, RYU is leading the athletic apparel industry by example, creating a product that is not only the pinnacle of athletic performance, comfort and style, but that is also designed with respect toward maintaining the health of our environment.

RYU’s debut men’s product line was introduced in February 2012.  We anticipate introducing our women’s line in July 2012 and line of children’s youth in the near future.

Product Marketing

In 2011, to create brand awareness for RYU in anticipation of our commercial launch, we began marketing our brand by sponsoring prominent UFC fighters, professional athletes and martial arts tournaments to endorse our brand and the use of our products.

Product Research and Development

We believe our research and development efforts are a key factor for success. RYU strives to use technical innovation in the construction of our apparel to produce products that enhance athletic performance.  Our products are manufactured with technical fabrications produced by third parties and developed in collaboration with our product development team. RYU engages athletes who test and evaluate products during the design and development process.  We outsource our product design and development to an outside consulting firm.

Product Manufacturing

RYU outsources the commercial manufacturing of its product lines to factories outside of the United States.  During 2011, this apparel production occurred primarily with 7 manufactures located in Asia.  RYU’s independent suppliers buy raw materials in bulk for the manufacturing of our apparel and accessories.

Our international sources of supply are subject to the usual risks of doing business abroad, such as possible revaluation of currencies, import duties, safeguard measures, trade restrictions, restrictions on the transfer of funds and, in certain parts of the world, political instability and terrorism. We have not, to date, been materially affected by any such risk, but cannot predict the likelihood of such developments occurring in the future.

Product Distribution

Currently RYU apparel and accessories are available through the RYU webstore which was launched in August 2011 and selected retailers.  We plan to distribute our products through a variety of retail channels including high-end retailers, MMA-specialty and sporting goods stores, menswear and sneaker boutiques and select department stores.

We have contracted with a third party to outsource our inventory receiving, warehousing and our product distribution and shipping needs.

Competition

The market for athletic apparel is highly competitive.  We compete with a significant number of apparel brands, as well as wholesalers and direct sellers of general athletic and leisure athletic apparel.  This includes competition from established companies as well as new entrants into the athletic apparel market.

Many of our competitors have significant advantages over our Company in terms of scale, operating histories, number of locations in operation, capital and other resources.  The intense competition and the rapid changes in technology and consumer preferences constitute significant risk factors for our operations in the industry.  We are a start-up company that has just begun to commence commercial operations. Accordingly, there can be no assurances that the Company can successfully compete in the market of athletic apparel and accessories.

We believe our strategy of focusing on the MMA and individual athletes as the inspiration for our product design differentiates us and will enable us to obtain a competitive position in the industry.  Building our product around the athlete will provide a product that is premium in quality, more authentic, and provide better athletic performance and function.   Management believes that these characteristics will provide us with the ability to compete successfully in this industry.

Patents and Trademarks

On December 10, 2008, a U.S. federal trademark registration was filed for RYU. This trademark is owned by Respect Your Universe, Inc. The U.S. Patent and Trademark Office (“USPTO”) has given the RYU trademark serial number of 77630773.

On December 10, 2008, a U.S. federal trademark registration was filed for RESPECT YOUR UNIVERSE. This trademark is owned by Respect Your Universe, Inc. The USPTO has given the RESPECT YOUR UNIVERSE trademark serial number of 77630779.

We intend to continue to strategically register, both domestically and internationally, patents, trademarks and copyrights we utilize today and those we develop in the future.

Employees

The Company currently has nine full time employees and two part-time employees.  Our employees are responsible for performing or overseeing all operations of the Company.  Specifically, our employee’s direct responsibilities include, but are not limited to, seeking the investment capital necessary to commence and build commercial operations, creating our marketing, branding and sales strategy, driving the overall product design strategy, directing product development, manufacturing, operations, and all financial reporting and general administrative duties.

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 1B	Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2	Properties

Our principal corporate offices are located at 5940 South Rainbow Boulevard, Las Vegas, Nevada 89118. We do not have a lease agreement for the space and our usage of the space could be terminated at any time.

Our sales, customer service and administrative offices are located at 818 North Russell Street, Suite A, Portland, Oregon 97227.  We are leasing approximately 1,200 square feet of office space for a term of one year.  The lease expires in August 2012 and we have the option to extend the lease term for an additional twelve months.

We outsource the manufacturing of our products and the distribution and warehousing needs for our products to third parties and as such have no current plans to lease or own space for such needs.  We believe that our current locations will be sufficient for the operation of our business over the next twelve months.

Item 3	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4	Mine Safety Disclosures

Not applicable.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed to trade in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol “RYUN”. We have been eligible to participate in the OTC Bulletin Board since December 30, 2010 and began trading in April 2011.

The following table sets forth the quarterly high and low bid prices for our Common Stock during the last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Bid Prices ($)
2010 Fiscal Year	High	Low

March 31, 2010	n/a	n/a
June 30, 2010	n/a	n/a
December 31, 2010	n/a	n/a
December 31, 2010	n/a	n/a

2011 Fiscal Year

March 31, 2011	n/a	n/a
June 30, 2011	2.22	0.17
September 30, 2011	2.53	0.85
December 31, 2011	1.38	0.90

On March 9, 2012, the closing price for the common stock on the OTCBB was $0.98 per share.

Holders

As of December 31, 2011, we had 510 holders of our common stock.

Dividend Policy

The payment of dividends in the future rests within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and financial condition, as well as other relevant factors.   We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business.

Equity Compensation Plan Information

On June 10, 2011, the Company adopted the 2011 Incentive Award Plan (“the Plan”). The total number of shares of stock which may be granted by options or certain stock awards shall not exceed 5,000,000. The Plan indicates that the exercise price of an award is equivalent to the market value of the Company’s common stock on the grant date.

The following table gives information about our common stock that may be issued under our existing equity compensation plan grants as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,242,170	1.24	1,757,830
Equity compensation plans not approved by security holders	50,000(1)	1.27	-
Total	3,292,170		1,757,830

(1) Represents warrants to purchase common stock issued to a consultant not a part of any formal equity compensation plan.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6	Selected Financial Data

Not required for smaller reporting companies.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RYU designs, develops, markets and sells premium athletic apparel and accessories. Our fiscal 2011 results demonstrated our continued focus on the development of our products and positioning ourselves for sustainable, profitable long-term growth.

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

Year ended December 31, 2011and 2010 and for the period from November 21, 2008 (inception) to December 31, 2011:

Revenue

The Company generated gross revenues in the amount of $4,808 during the period from November 21, 2008 (inception) to December 31, 2011.  Gross revenues during the years ended December 31, 2011 and 2010 were $2,821 and $0, respectively.

In 2009, as a test run solely for the limited purpose of gaining feedback on our brand design, we produced 400 pieces of initial designs of graphic T-shirts and sold them through a third party retail website.  In 2011, we produced a limited quantity of graphic tee shirts and headwear for resale on our webstore at www.ryu.com, which launched in August 2011.

Cost of revenue during the period from November 21, 2008 (inception) to December 31, 2011 was $9,214 resulting in a negative gross margin of $4,406.  During the development stage, the Company has been primarily focused on corporate organization, the initial public offering and the research, development and manufacturing of our products.  We do not anticipate earning significant revenues until such time we launch our commercial product lines in spring 2012.

Expenses

During the year ended December 31, 2011, total operating expenses for the Company were $6,653,661 compared to $1,157,218 for the year ended December 31, 2010.  The majority of the operating expenses incurred during the year ended December 31, 2011were non-cash transactions comprised of share based payments for services valued at $4,235,293,this total includes incentive stock options and warrants valued at $3,751,705

Total operating expenses for the period from November 21, 2008 (inception) through December 31, 2011were $8,220,870.

The Company incurred $894,440 in marketing and advertising expenses to create brand media and distribute marketing communications during the year ended December 30, 2011.  Of the total amount expensed in 2011, $63,900 was for related party development of brand and marketing media.

The Company had no marketing expenses for the comparable period of 2010 and marketing and advertising expenses in the amount of $963,410 for the period from November 21, 2008 (inception) through December 31, 2011.

During the year ended December 31, 2011, the Company incurred research and development expenses of $366,360 compared to $1,000,701 during the year ended December 31, 2010.  For the period from November 21, 2008 (inception) through December 31, 2011, total research and development expenses were $1,367,061 of which $1,356,845 was paid to Exit 21, an entity controlled by the Company’s Chief Executive Officer and Chief Operation Officer.

General and administrative expenses for the year ended December 31, 2011were $5,360,971 compared to $156,517 for the year ended December 31, 2010.  This increase reflects the Company’s investment in organization and infrastructure to support its business objectives for 2011 and 2012.  The primary components of general and administrative expense during these respective periods were investor relations expenditures $457,688 ($178,594 of which was share based compensation) and $0, employee compensation expense $1,840,153 ($1,590,665 share based compensation) and $0, legal, professional and consulting fees of $2,597,785 ($2,229,239 share based compensation) and $39,000, and travel expenses of $169,817 and $9,653.

For the period from November 21, 2008 (inception) through December 31, 2011, general and administrative expenses were $5,858,509.

In December 2011, the Company executed an agreement for the development of a new website to support the expanded web store which launched during the first quarter of 2012.  As a result, the Company has recognized an impairment loss in the amount of $31,890 based on the net asset value as of December 31, 2011.

Net Loss

Our net loss for the year ended December 31, 2011 was $6,650,840 as compared to a net loss of $1,157,218 for the year ended December 31, 2010.  Our accumulative net loss for the period from November 21, 2008 (inception) to December 31, 2011was $8,225,276.

Liquidity and Financial Condition

As of December 31, 2011, the Company had current assets of $5,163,324, current liabilities of $453,244 and working capital of $4,710,080 compared to current assets of $3,308, current liabilities of $487,694 and a working capital deficit of $484,386 at December 31, 2010.

Our cash balance as of December 31, 2011was $2,698,719 compared to $3,308 at December 31, 2010. The increase in cash is primarily a result of net proceeds from the sale of common stock and warrants pursuant to private placements in the third quarter of 2011.  The Company believes it currently has sufficient funds to execute its business plan through the second quarter of 2012.

We anticipate that additional capital will be required to implement our business plan beyond the second quarter of 2012 and to purchase inventory to support our revenue forecast for 2013.  In order to obtain the necessary capital, the Company may need to sell additional shares of common stock or borrow funds from private lenders.  In February 2012 the Company successfully raised $1,500,000 in additional capital though an equity financing.

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

Operating Activities

During the year ended December 31, 2011, the Company has increased its cash position by $2,698,719.  During this period we used cash in the amount of $3,324,291 for operating activities.  The major components of operating activities include a net loss of $6,650,840 offset by the amortization of prepaid stock compensation $330,889, stock issued for service of $152,699, share based compensation of $3,751,705, an increase in inventory of $178,541, an increase in deposits of $194,723, an increase in prepaid expenses of $536,446, an increase in accounts payable and accrued liabilities of $303,625, and a decrease in accounts payable – related party of $343,075.

By comparison, during the year ended December 31, 2010, the Company used cash in the amount of $489,524 for operating activities. Cash used in operating activities included a net loss of $1,157,218 offset by stock issued for services in the amount of $200,000, and an increase in accounts payable of $467,694.

Investing Activities

The Company used cash in the amount of $109,533 in investing activities during the year ended December 31, 2011.  Investing activities during that period included $49,127 for property and equipment purchases, $18,269 associated with the development of its patents and trademarks and $42,137 for the development of its website.  All of costs have been capitalized and amortized over the expected useful lives of the assets.  Depreciation and amortization during the year ended December 31, 2011 totaled $8,526.

By contrast, there were no investing activities for the year ended December 31, 2010.  For the period from November 21, 2008 (inception) to December 31, 2011, cash used in investing activities was $109,533 and included the investing activities that occurred during the year ended December 31, 2011discussed above.

Financing Activities

During the year ended December 31, 2011, the Company received related party advances in the amount of $25,000, repaid $20,000 to related parties, and received net proceeds from the sale of common stock and warrants of $6,124,235 for total cash provided by financing activities of $6,129,235.

During the year ended December 31, 2010, the Company received related party advances in the amount of $20,000 and proceeds from the sale of common stock in the amount of $409,500 for total cash provided by financing activities of $429,500.

From November 21, 2008 (inception) to December 31, 2011, the Company received proceeds from a loan due to a stockholder of $106,700, received related party advances in the amount of $45,000, repaid $20,000 to related parties and received proceeds from sale of common stock and warrants of $6,675,985 for total cash provided by financing activities of $6,807,685.  The shareholder loan of $106,700 was subsequently exchanged for stock.

We presently have a credit line (credit card) of $25,000 with no amounts outstanding as of December 31, 2011.  In order to obtain future capital, we may need to utilize our line of credit, sell additional shares of common stock or borrow funds from private lenders.  However, any downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities.  As a result, there can be no assurance that we will be successful in obtaining additional funding.

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

Liquidity and Management’s Plans

As reflected in the accompanying financial statements, the Company had a net loss of $6,650,840 and net cash used in operations of $3,324,291 for the year ended December 31, 2011.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities.

Management believes that the cash balance on December 31, 2011, of approximately $2.7 million, current level of positive working capital, anticipated cash that will be received from expected future sales, and additional funds through the issuance of equity securities will be sufficient to sustain operations for the next twelve months.

However, there can be no assurance that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues from the sale of its line of mixed martial arts apparel, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity.

Plan of Operations

We are a development stage company in the process of designing, commercializing and marketing a line of premium performance athletic apparel.  Our business plan follows the apparel industry norm of launching two commercial products lines each year for the Spring and Fall seasons.

The Company has retained a senior leadership team with extensive experience in the apparel and sporting goods industry.  We opened our product creation and sales office in Portland, Oregon during the second quarter of 2011 and executed a one year lease agreement on July 31, 2011.

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

A limited quantity of Fall 2011 product, including graphic tee shirts and headwear, has been designed and produced.  We launched these products on our webstore at www.ryu.com during the third quarter of 2011.

Our Spring 2012 product line has been designed and sales samples have been produced that will be utilized to obtain Spring 2012 orders.  Factory production orders were delivered to our warehouse in January 2012 and we have launched our sell-in process for Spring 2012.

Our Fall 2012 product line has been expanded to include women’s apparel and additional headwear and accessory products.  Sales samples have been produced that will be utilized to obtain Fall 2012 orders and factory production orders have been placed for delivery to our warehouse in late 2nd quarter and early 3rd quarter of 2012.

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

Our significant accounting policies are summarized in Note 3 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2011and December 31, 2010, respectively.

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

Revenue Recognition

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

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

Marketing and Advertising

Marketing and advertising costs are expensed as incurred.  Advertising production costs are expensed in the month the advertising runs.  Media placement costs are expensed in the month during which the advertisement appears.  In addition, advertising costs include endorsement expenses and marketing contracts. Accounting for endorsement costs and marketing contracts is based upon the specific contract provisions and are generally expensed over the term of the contract.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses include share based compensation and fees paid to a consultant for the design, development, merchandising, sourcing and production of a clothing line.

Share Based Payments

The Company recognizes all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

When computing fair value, we have considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.
●	The Company has not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future.
●	The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 107. SAB 107’s guidance was extended indefinitely by SAB 110.
●	The expected volatility is based on the historical volatility of our common stock based on the daily quoted closing trading prices.
●	The forfeiture rate is based on the historical forfeiture rate for our unvested stock options.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, management concluded that, as of December 31, 2011, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the year ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding our executive officers and directors during 2011.

Name	Age	Position
Kristian J. Andresen	39	Chairman of the Board and Secretary

John Wood	32	President and Director

Emmanuel K. Brown	35	Director

Christopher S. Martens	46	Chief Executive Officer

Erick E. Siffert	46	Chief Operating Officer

Steven H. Eklund	64	Chief Financial Officer

Kevin J. Hyland	53	Vice President of Sales

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are three seats on our Board of Directors.

The biographies of each of the officer and directors are listed below and contain information regarding the person’s service as a director, business experience, public company director positions currently held or held at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Board to determine that the person should serve as a director in light of our business and structure.

Kristian J. Andresen, Chairman of the Board and Secretary

As our Chairman of the Board, Kristian J. Andresen is responsible for the continued strategic evolution of its business.  He brings to the Board his several years of experience in organizing and managing corporations, as well as advertising and marketing.

Kristian J. Andresen is an experienced producer and entrepreneur. Mr. Andresen currently owns and operates Transmission Films, which has been in business since June 2007. Prior to his current venture, Mr. Andresen worked as an Executive Producer and Managing Partner at Circle Productions Limited, where he was responsible for managing all aspects of company business and overseeing marketing.  Mr. Andresen’s current work for Transmission Films does not present a conflict of interest with his role for the Company.

John Wood, President and Director

As our President, Mr. Wood is responsible for all sports marketing initiatives of the Company. He brings to the Board an insight into the entertainment industry, specifically in Las Vegas.

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

Emmanuel K. Brown, Director

As a Director, Mr. Brown brings a wealth of experience in the marketing of sports apparel and the operations of larger successful competitive companies to the Board of Directors.

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

Christopher S. Martens, Chief Executive Officer

Mr. Martens is the former GM/Merchandise Director at Nike Inc., Global Director of Apparel for the 2008 Beijing Olympics Nike, Inc., Divisional Merchandise Manager for Global Nike ACG and Global Nike Outerwear, Nike, Inc. He also has 11 years of retail experience at Eastern Mountain Sports. Mr. Martens is recognized within the industry for successfully capitalizing on new opportunities and reigniting mature businesses with dramatic results. Mr. Martens is known for identifying global trends, and creating product and brand strategies that maximize profits as well as brand appeal.

Erick E. Siffert, Chief Operating Officer

Mr. Siffert is the former Director of Operations at Lululemon Athletica, Mr. Siffert created processes, protocols and business practices for a high growth company. His results have played a large role in lululemon’s current success and buoyant bottom line. Over 19 years of experience at Nike Inc. leading Global Sourcing Strategies for Nike Outdoor and Global ACG. Managed European Liaison Office and created product process innovations such as Mfg. Center of Excellence concept now used in various forms by Nike Mfg.

Steven H. Eklund, Chief Financial Officer

Mr. Eklund is the former CFO Nike Apparel and Equipment, CFO Nike Golf, and COO/CFO Nike ACG. He has also held senior executive positions at Hanna Andersson Corporation, Kistler-Morse Corporation, Eddie Bauer and General Mills Inc. Mr. Eklund is a seasoned finance and strategy executive who has successfully grown both top and bottom line results, optimized capital structures and increased cash flow while implementing disciplined planning processes and financial controls.

Kevin J. Hyland, Vice President of Sales

Mr. Hyland has over 27 years of experience in the sporting goods and sporting apparel industry. His experience in the development of product sales strategy and retail presentation have been key components to success of several major brands across Western Europe, Asia and the United States. Recent key positions included Director of Sales for Equipment, Soccer and Team Sales for Nike in Asia-Pacific, and Director of Sales for the US Strategic Sporting Goods Group at Adidas. Mr. Hyland has also served as a consultant for Gatorade.

Family Relationships

There are no family relationships among our officer and directors.

Directors

Our bylaws authorize no less than one (1) director.  At December 31, 2011, we had three directors on the board and in January 2012, we appointed Christopher S. Martens, our CEO, as a fourth director.

Board of Director Committees

Currently our Board of Directors does not have an audit, compensation or nomination committee.  Our Board as a whole fulfills these functions.

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

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Code of Ethics.

The Company has adopted a code of ethics which is available for viewing on its website at www.ryu.com.

Item 11	Executive Compensation

The following table sets forth the compensation paid to the officers, directors and key employees of the Company for the fiscal years ended December 31, 2011 and 2010:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(9)	Total ($)

Kristian J. Andresen (1)	2011 2010	3,545 -	- -	- -	533,134 -	- -	- -	2,909 -	539,588 -
John Wood (2)	2011 2010	- -	- -	- -	562,472 -	- -	- -	- -	562,472 -
Emmanuel K. Brown (3)	2011 2010	- -	- -	- -	- -	- -	- -	- -	- -
Christopher S. Martens (4)(8)	2011 2010	91,000 -	- -	- -	652,527 -	- -	- -	- -	743,527 -
Erick E. Siffert (5)(8)	2011 2010	91,000 -	- -	- -	652,527 -	- -	- -	- -	743,527 -
Steven H.Eklund (6)	2011 2010	69,231 -	- -	- -	337,043 -	- -	- -	3,828 -	410,102 -
Kevin J. Hyland (7)	2011 2010	69,231 -	- -	- -	119,534 -	- -	- -	3,828 -	192,593 -

(1)	Chairman of the Board and Secretary.
(2)	President and Director.
(3)	Director.
(4)	Chief Executive Officer and Director.
(5)	Chief Operating Officer.
(6)	Chief Financial Officer.
(7)	Vice President of Sales.
(8)
From June 1, 2011 through December 31, 2011, our Chief Executive Officer and Chief Executive Officer served their respective roles in a consulting capacity through Exit 21 Global Solutions, LLC, an entity they control.

(9)	Consists of health insurance and dental insurance premiums paid by the Company.

Employment Arrangements

From June 1, 2011 to December 31, 2011, we contracted for our Chief Executive Officer and Chief Operating Officer services via a consulting agreement with Exit 21 Global Solutions, LLC. Per the terms of the agreement, Christopher S. Martens and Erick E. Siffert each received monthly compensation of $13,000 from June 1, 2011 through December 31, 2011 for their CEO and COO consulting services, respectively.

Effective January 1, 2012, the Company executed an employment agreement with Christopher S. Marten, its Chief Executive Officer, as follows:

Term of agreement	1 year
Annual salary	$180,000
Annual number of options	100,000
Severance	$180,000

For all other officers, we have entered into our standard at-will employment letter agreements.

The following table set forth information regarding the outstanding equity awards as of December 31, 2011 for our officers:

Outstanding Equity Awards At Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised options (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kristian J. Andresen	300,000 100,000 110,550	-	-	0.69 2.26 1.27	06/09/21 07/02/21 08/18/21
John Wood	300,000 100,000 118,120	-	-	0.69 2.26 1.27	06/09/21 07/02/21 08/18/21
Emmanuel K. Brown	-	-	-	-	-
Christopher S. Martens	300,000	-	-	2.26	07/02/21
Erick E. Siffert	300,000	-	-	2.26	07/02/21
Steven H. Eklund	100,000 100,000	-	-	2.26 1.23	07/02/21 10/01/21
Kevin J. Hyland	100,000	-	-	1.23	10/01/21

(1)	All options granted are fully vested at December 31, 2011.

During the fiscal year ended December 31, 2011, there were no exercises of stock options by the named officers.

Compensation of Directors

We do not pay any cash compensation to any of our non-employee directors for their service on the board during the years ended December 31, 2011 and  2010.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 6, 2012.

•	By each person who is known by us to beneficially own more than 5% of our common stock;

•	By each of our officers and directors; and

•	By all of our officers and directors as a group.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Common	Kristian J. Andresen (1) 440 N. Venice Blvd Venice, CA 90291	1,960,550	4.6%
Common	John Wood (2) 6533 Octave Ave Las Vegas, NV 89139	2,558,120	6.0%
Common	Emmanuel K. Brown 3558 Lookout Court #459 Oceanside, CA 92056	1,250,000	2.9%
Common	Christopher S. Martens (3) 3027 SW 55th Drive Portland, OR 97221	1,300,000	3.0%
Common	Eric E. Siffert (4) 12808 NW Diamond Drive Portland, OR 97229	1,300,000	3.0%
Common	Steven H. Eklund (5) 1123 Lakeshore Road Lake Oswego, OR 97034	450,000	1.1%
Common	Kevin J. Hyland (6) 3176 NW 116th Place Portland, OR 97229	100,000	0.2%
Common	All Officers and Directors as a Group (7 persons – Mr. Andresen, Mr. Wood, Mr. Siffert, Mr. Martens, Mr. Eklund, Mr. Hyland and Mr. Brown) (7)	8,918,670	20.1%

(1)	Includes options to purchase 510,550 shares of common stock.
(2)	Includes options to purchase 518,120 shares of common stock.
(3)	Includes 1,000,000 shares as owned indirectly of the 2,000,000 shares owned by Exit 21 Global Consulting LLC, and options to purchase 300,000 shares of common stock.
(4)	Includes 1,000,000 shares as owned indirectly of the 2,000,000 shares owned by Exit 21 Global Consulting LLC, and options to purchase 300,000 shares of common stock.
(5)	Includes 250,000 shares owned indirectly by Xcel Advisors LLC, and options to purchase 200,000 shares of common stock.
(6)	Option to purchase shares of common stock.
(7)	Includes options to purchase 1,928,670 shares of common stock.

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

Other than listed below, during the last two fiscal years, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common or preferred stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

Exit 21 Global Consulting LLC

On February 1, 2010, the Company entered into a consulting agreement with Exit 21 Global Solutions, LLC, an entity controlled by the Company’s Chief Executive Officer and Chief Operating Officer, to assist the Company in the development of our clothing line. The agreement had both cash and non-cash components for compensation. The agreement was initially for six months. Under the terms of the agreement, total cash compensation due was $314,860, which has been paid in full. In connection with the agreement, the Company also issued 500,000 shares of our common stock.

On May 3, 2010, the parties extended the consulting agreement until May 31, 2011. The extension had both cash and non-cash components for compensation. The total cash compensation was $780,000 to be paid in monthly increments of $65,000 from June 1, 2010 through May 1, 2011. In June 2011, the parties agreed to waive the cash payments for the months of March, April and May 2011, thereby reducing the cash compensation to $585,000, which has been fully paid. In connection with the extension, the Company issued 1,500,000 shares of our common stock.

On June 1, 2011, the parties entered into a new consulting agreement to assist the Company in the continued development and production of our clothing line and to provide us outsourced CEO and COO consulting services. The contract had both cash and non-cash components for compensation. The total cash compensation is $350,000 which is paid in monthly increments of $50,000 from June 1, 2011 through December 31, 2011. In connection with the agreement, on July 1, 2011 the Company issued options to purchase 600,000 shares of our common stock.

Transmission Holdings, Inc.

On March 8, 2011, Transmission Holdings, Inc., an entity affiliated with the Company’s Chairman of the Board, loaned the Company $25,000. The loan is non-interest bearing, unsecured and was repaid on March 5, 2012.

During the year ended December 31, 2011, the Company paid $63,900 to Transmission Holdings, Inc. for brand and marketing media.

Xcel Advisors, LLC

On May 19, 2010, the Company entered into a consulting agreement with Xcel Advisors, LLC, an entity controlled by the Company’s current Chief Financial Officer, to provide financial consulting services. Under the terms of the agreement, the Company issued 250,000 shares of our common stock for services rendered.

Item 14	Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit-Related
Year	Audit Fees	Fees	Tax Fees	All Other Fees
2011	$60,000	-	-	-
2010	$46,000	-	-	-

Pre-Approval Policies and Procedures

The board of directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole board and are subject to review by our whole board.

PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
14	Code of Ethics
21	Subsidiaries
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-166171, filed April 20, 2010.

•
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

Respect Your Universe, Inc.

Date: March 9, 2012	/s/ Christopher S. Martens
Christopher S. Martens, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kristian J. Andresen
Kristian J. Andresen	Chairman of the Board and Secretary	March 9, 2012
/s/ Christopher S. Martens	Director and Chief Executive Officer
Christopher S. Martens	(Principal Executive Officer)	March 9, 2012
/s/ John Wood
John Wood	President and Director	March 9, 2012
/s/ Emmanuel K. Brown
Emmanuel K. Brown	Director	March 9, 2012
/s/ Steven H. Eklund	Chief Financial Officer
Steven H. Eklund	(Principal Financial and Accounting Officer)	March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Respect Your Universe, Inc.

We have audited the accompanying balance sheets of Respect Your Universe, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2011 and 2010 and from November 21, 2008 (inception) to December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Respect Your Universe, Inc. (a development stage company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and from November 21, 2008 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

Berman & Company, P.A.

/s/ Berman & Company, P.A.

Boca Raton, Florida
March 5, 2012

Respect Your Universe, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2011	December 31, 2010

Assets

Current assets
Cash	$2,698,719	$3,308
Inventory	178,541	-
Deposits	194,723	-
Prepaid expenses	536,446	-
Prepaid stock compensation	1,554,895	-
Total current assets	5,163,324	3,308

Property and equipment - net	47,349	-

Other assets
Prepaid stock compensation	297,656	-
Patents and trademarks - net	17,101	-
Website development - net	4,667	-
Total other assets	319,424	-

Total assets	$5,530,097	$3,308

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$365,067	$61,442
Accounts payable - related party	63,177	406,252
Loans payable - related party	25,000	20,000
Total current liabilities	453,244	487,694

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 500,000,000
shares authorized; 40,839,628 and 23,995,500
shares issued and outstanding, respectively	40,840	23,996
Additional paid in capital	13,261,289	1,066,054
Deficit accumulated during the development stage	(8,225,276)	(1,574,436)
Total stockholders’ equity (deficit)	5,076,853	(484,386)

Total liabilities and stockholders' equity (deficit)	$5,530,097	$3,308

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Operations

			From November 21, 2008
	Year Ended		(inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

Revenue	$2,821	$-	$4,808

Cost of revenue	-	-	9,214

Gross profit (loss)	2,821	-	(4,406)

Operating expenses
Marketing and advertising	830,540	-	899,510
Marketing and advertising - related party	63,900	-	63,900
Research and development	10,216	-	10,216
Research and development - related party	356,144	1,000,701	1,356,845
General and administrative	5,360,971	156,517	5,858,509
Loss on impairment of website	31,890	-	31,890
Total operating expenses	6,653,661	1,157,218	8,220,870

Net loss	$(6,650,840)	$(1,157,218)	$(8,225,276)

Net loss per common share -
basic and diluted	$(0.20)	$(0.05)	$(0.41)

Weighted average number of common
shares outstanding during the period -
basic and diluted	33,742,783	22,052,911	20,263,232

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Year Ended December 31, 2011 and from November 21, 2008 (inception) to December 31, 2011

				Deficit
				Accumulated		Total
				During the	Stock	Stockholders'
	Common Stock, $0.001 Par Value		Additional	Development	Subscriptions	Equity
	Shares	Amount	Paid in Capital	Stage	Receivable	(Deficit)

Issuance of common stock for cash - founders ($0.001/share)	6,250,000	$6,250	$-	$-	(6,250)	$-

Net loss - period ended December 31, 2008	-	-	-	(49,831)	-	(49,831)

Balance, December 31, 2008	6,250,000	6,250	-	(49,831)	(6,250)	(49,831)

Receipt of cash on subscription receivable	-	-	-	-	6,250	6,250

Issuance of common stock for cash and subscription
receivable ($0.001, 0.01 and $0.10/share)	7,855,000	7,855	161,145	-	(33,000)	136,000

Issuance of common stock for services ($0.001 and $0.10/share)	3,058,500	3,059	228,541	-	-	231,600

Issuance of common stock in conversion of debt ($0.10/share)	1,067,000	1,067	105,633	-	-	106,700

Net loss - year ended December 31, 2009	-	-	-	(367,387)	-	(367,387)

Balance, December 31, 2009	18,230,500	18,231	495,319	(417,218)	(33,000)	63,332

Receipt of cash on subscription receivable	-	-	-	-	33,000	33,000

Issuance of common stock for cash ($0.10/share)	3,765,000	3,765	372,735	-	-	376,500

Issuance of common stock for services ($0.10/share)	2,000,000	2,000	198,000	-	-	200,000

Net loss - year ended December 31, 2010	-	-	-	(1,157,218)	-	(1,157,218)

Balance, December 31, 2010	23,995,500	23,996	1,066,054	(1,574,436)	-	(484,386)

Issuance of common stock and warrants for cash
($0.10 - $1.00/share)	13,917,069	13,917	6,110,318	-	-	6,124,235

Issuance of common stock for services ($0.10 - $1.16/share)	1,123,095	1,123	151,576	-	-	152,699

Issuance of common stock for future services ($1.12 - 1.27/share)	1,803,964	1,804	2,181,636	-	-	2,183,440

Share based compensation	-	-	3,751,705	-	-	3,751,705

Net loss - year ended December 31, 2011	-	-	-	(6,650,840)	-	(6,650,840)

Balance, December 31, 2011	40,839,628	$40,840	$13,261,289	$(8,225,276)	-	$5,076,853

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Cash Flows

			From November 21, 2008
	Year Ended		(inception) to
	December 31, 2011	December 31, 2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,650,840)	$(1,157,218)	$(8,225,276)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,526	-	8,526
Amortization of prepaid stock compensation	330,889	-	330,889
Stock issued for services	152,699	200,000	584,299
Share based compensation	3,751,705	-	3,751,705
Loss on impairment of website	31,890	-	31,890
Changes in operating assets and liabilities
Increase in inventory	(178,541)	-	(178,541)
Increase in deposits	(194,723)	-	(194,723)
Increase in prepaid expenses - other	(536,446)	-	(536,446)
Increase in accounts payable and accrued liabilities	303,625	467,694	365,067
Increase (decrease) in accounts payable - related party	(343,075)	-	63,177
Net cash used in operating activities	(3,324,291)	(489,524)	(3,999,433)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(49,127)	-	(49,127)
Patents and trademarks	(18,269)	-	(18,269)
Website development	(42,137)	-	(42,137)
Net cash used in investing activities	(109,533)	-	(109,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - stockholder	-	-	106,700
Proceeds from loans payable - related party	25,000	20,000	45,000
Repayment of loans payable - related party	(20,000)	-	(20,000)
Proceeds from sale of common stock and warrants	6,124,235	409,500	6,675,985
Net cash provided by financing activities	6,129,235	429,500	6,807,685

Net increase (decrease) in cash	2,695,411	(60,024)	2,698,719

Cash - beginning of year/period	3,308	63,332	-

Cash - end of year/period	$2,698,719	$3,308	$2,698,719

Supplemental Disclosure of Cash Flow Information
Cash paid during the year/period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity
Stock issued in exchange for debt	$-	$-	$106,700
Stock issued for future services	$2,183,440	$-	$2,183,440

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Note 1 Organization and Nature of Operations

Respect Your Universe, Inc. (“the Company”) was incorporated in the State of Nevada on November 21, 2008 to market a line of athletic apparel.

Note 2 Liquidity and Management’s Plans

As reflected in the accompanying financial statements, the Company had a net loss of $6,650,840 and net cash used in operations of $3,324,291 for the year ended December 31, 2011.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities.

Management believes that the cash balance on December 31, 2011, of approximately $2.7 million, current level of positive working capital, anticipated cash that will be received from expected future sales, and additional funds through the issuance of equity securities will be sufficient to sustain operations for the next twelve months.

However, there can be no assurance that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues from the sale of its line of mixed martial arts apparel, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity.

Note 3 Summary of Significant Accounting Policies

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

Such estimates and assumptions impact, among others, the following: net realizable value of inventory and potential impairment, valuation and potential impairment of future services to be provided from prepaid stock compensation, valuation and potential impairment associated with intellectual property and website development costs, the fair value of share-based payments, estimates and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2011 and December 31, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. At December 31, 2011 the cash in the Company’s bank accounts exceeded the federally insured limits by $2,472,180.  The Company believes it is not exposed to any significant credit risk on cash and short-term investments due to the temporary unlimited deposit insurance coverage at all FDIC-insured depository institutions through December 31, 2012.

Inventory

At December 31, 2011, the Company had purchased inventory items that it does not yet physically control.  The items purchased are in route but in the possession of the carrier.

Inventory is valued on a lower of cost or market basis based upon the weighted average method of costing inventory.  Inventory consists of finished goods. A provision will be made to reduce excess or obsolete inventory to its net realizable value. The Company has not recorded any adjustments for net realizable value for the year ended December 31, 2011.

Deposits

Deposits are generally required from the manufacturer in order to produce inventory.    At December 31, 2011, the Company had paid deposits for inventory items received in 2012.

Prepaid Expenses

Includes costs incurred for prepaid commissions, insurance, marketing, promotions and professional fees.  All prepaid expenses are amortized over the estimated useful life, which ranges from 1 to 2 years.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

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

The estimated useful lives are:

Leasehold improvements	1 year
Computers and office equipment	5 years
Software	3 years
Furniture and fixtures	7 years

Property and equipment consist of the following as of December 31, 2011 and 2010:

	2011	2010

Leasehold improvements	$2,400	$-
Computers and office equipment	11,998	-
Computer software	30,500	-
Furniture and fixtures	4,230	-
	49,128	-
Accumulated depreciation	(1,779)	-
	$47,349	$-

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

As of December 31, 2011 and 2010, the Company‘s patent and trademark costs are as follows:

	2011	2010

Patent and trademark costs	$18,269	$-
Accumulated amortization	(1,168)	-
	$17,101	$-

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Website Development

The Company capitalizes the costs associated with the development of its website.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful life of 3 years using the straight-line method for financial statement purposes.

As of December 31, 2011 and 2010, the Company‘s website development costs are as follows:

	2011	2010

Website development costs	$4,667	$-
Accumulated amortization	-	-
	$4,667	$-

The new website was placed into service in February 2012.

Impairment of Long Lived Assets

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment.

In December 2011, the Company executed an agreement for the development of a new website to support the expanded web store which is expected to launch during the first quarter of 2012 (see website development note above).  As a result, the Company has determined a significant decrease in the market value of the original website and a significant adverse change in the extent or manner in which the original website will be used in subsequent periods.  An impairment loss, of $31,890, has been recognized for the year ended December 31, 2011.

Revenue Recognition

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Marketing and Advertising

Marketing and advertising costs are expensed as incurred.  Advertising production costs are expensed in the month the advertising runs.  Media placement costs are expensed in the month during which the advertisement appears.  In addition, advertising costs include endorsement expenses and marketing contracts. Accounting for endorsement costs and marketing contracts is based upon the specific contract provisions and are generally expensed over the term of the contract.  The Company recognized marketing and advertising expense of $894,440 and $0 for the years ended December 31, 2011 and 2010, respectively.

Of the total amount expensed, and as reflected on the statement of operations, an allocation has been made to a related party classification for amounts incurred with an entity that the Chairman of the Board has ownership in.

The Company had prepaid marketing and advertising assets of $460,038 and $0 at December 31, 2011 and December 31, 2010, respectively, which is a component of prepaid expenses on the balance sheet.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses include share based compensation and fees paid to a consultant for the design, development, merchandising, sourcing and production of a clothing line.  Research and development costs for the years ended December 31, 2011 and 2010 were $366,360 and $1,000,701, respectively.

Of the total amount expensed, and as reflected on the statement of operations, an allocation has been made to a related party classification for amounts incurred with an entity that is controlled by the Company’s Chief Executive Officer and Chief Operating Officer.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary.

Assessing whether deferred tax assets are realizable requires significant judgment. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent the Company believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against the Company’s deferred tax assets, which increase income tax expense in the period when such a determination is made.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks and the potential risk of business failure. Also see Note 2 regarding liquidity and management’s plan.

Share Based Payments

The Company recognizes all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

When computing fair value, we have considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.
●	The Company has not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future.
●	The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 107. SAB 107’s guidance was extended indefinitely by SAB 110.
●	The expected volatility is based on the historical volatility of our common stock based on the daily quoted closing trading prices.
●	The forfeiture rate is based on the historical forfeiture rate for our unvested stock options.

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

The Company had the following potential common stock equivalents at December 31, 2011 and 2010:

	2011	2010

Stock options, exercise price $0.69 - $2.26	3,045,295	-
Common stock warrants, conversion price $1.27 - $1.80	5,440,151	-
Total common stock equivalents	8,485,446	-

Since the Company incurred a net loss during 2011 and 2010, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

The Company has a total of 196,875 unvested options that will vest through September 2015 and a total of 25,000 unvested common stock warrants that will vest evenly at 5,000 per month through May 2012.  All options and warrants are expected to vest without forfeiture.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or non-recurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

The Company's financial instruments consisted primarily of cash, inventory, deposits, prepaid expenses, accounts payable and accrued liabilities, accounts payable - related party, and loans payable - related party. The carrying amounts of the Company's financial instruments generally approximated their fair values as of December 31, 2011 and 2010, respectively, due to the short-term nature of these instruments.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.  The reclassifications had no effect on financial condition, operations or cash flows.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Note 4 Commitments – Related Party

Beginning in February 1, 2010, the Company entered into a consulting agreement with Exit 21 Global Solutions, LLC (“Exit 21”), an entity controlled by the Company’s Chief Executive Officer and Chief Operating Officer, to assist the Company in the development of a clothing line.

As of December 31, 2011 and 2010 this vendor represents 16% and 87% of accounts payable, respectively.  See also Note 10 (B) for the terms of the consulting agreement with Exit 21 subsequent to December 31, 2011.

The contract had both cash and non-cash components for compensation as follows:

		Common Stock Shares		Common Stock Options
	Cash	Quantity	Fair Market Value	Quantity	Fair Market Value	Total Compensation

February 2010 (1)	$314,860	500,000	$50,000	-	$-	$364,860
May 2010 (1)	585,000	1,500,000	150,000	-	-	735,000
June 2011 (2)	350,000	-	-	600,000	1,305,054	1,655,054
	$1,249,860	2,000,000	$200,000	600,000	$1,305,054	$2,754,914

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

(1) Fair value of $0.10/share was based upon recent cash offerings to third parties.

(2) In connection with the 600,000 stock options granted on July 1, 2011, the Black-Scholes assumptions used were as follows:

Exercise price	$ 2.26
Expected dividends	0%
Expected volatility	127%
Risk free interest rate	3.22%
Expected life of option	10 years
Expected forfeitures	0%

As of December 31, 2011, these options were fully vested.

Note 5 Loans Payable

(A)  Loans Payable – Related Party

On August 28, 2010, the Company’s then Chief Executive Officer, who is now the Chairman of the Board, loaned the Company $20,000. The loan was non-interest bearing, unsecured and was repaid on August 15, 2011.

On March 8, 2011, an entity affiliated with the Company’s then Chief Executive Officer, who is now the Chairman of the Board, loaned the Company $25,000. The loan is non-interest bearing, unsecured and was repaid on March 8, 2012.

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Year Ended December 31, 2009

The Company issued 7,855,000 shares of common stock for a total of $169,000 ($0.001 - $0.10/share).  Of the total proceeds raised, $33,000 was received in 2010.

Year Ended December 31, 2010

The Company issued 3,765,000 shares of common stock for $376,500 ($0.10/share).

Year Ended December 31, 2011

The Company issued 8,501,918 shares of common stock for $2,875,140 ($0.10 - $1.00/share), net of direct offering costs of $13,478.

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

(C)  Stock Issued for Services

Year Ended December 31, 2009

The Company issued 3,058,500 shares of common stock to consultants, in exchange for services rendered, for at total of $231,600 ($0.001 - $0.10/share), based upon the fair value of the services rendered.

Year Ended December 31, 2010

The Company issued 2,000,000 shares of common stock to consultants, in exchange for services rendered, having a fair value of $200,000 ($0.10/share), based upon the fair value of the services rendered.

Year Ended December 31, 2011

The Company issued 1,123,095 shares of common stock, in exchange for services rendered having a fair value of $152,699 ($0.10 - $1.16/share), based upon the quoted closing trading price.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

(D) Prepaid Stock Compensation

During year ended December 31, 2011, the Company issued 1,803,964 shares of common stock for future services, having a fair value of $2,183,440 ($1.12 - $1.27/share), based upon the quoted closing trading price.

The following represents the allocation of prepaid stock compensation as of December 31, 2011:

	Short-Term	Long-Term	Total

Prepaid stock compensation - December 31, 2010	$-	$-	$-
Prepaid issuances of stock for services	1,885,784	297,656	2,183,440
Amortization of prepaid stock compensation	(330,889)	-	(330,889)
Prepaid stock compensation - December 31, 2011	$1,554,895	$297,656	$1,852,551

(E)  Stock Options

On June 10, 2011, the Company adopted the 2011 Incentive Award Plan (“the Plan”). The total number of shares of stock which may be granted by options or certain stock awards shall not exceed 5,000,000. The Plan indicates that the exercise price of an award is equivalent to the market value of the Company’s common stock on the grant date.

In addition to the 600,000 options issued for services discussed in Note 4, the Company had the following stock option grants during 2011:

	Quantity		Vesting Schedule
Date	Granted	Fair Value	2011	2012 and Thereafter	Expiration

June 2011	1,800,000	$1,149,664	1,650,000	75,000 on 06/10/12 and 75,000 6/10/13	5 – 10	Years
July 2011	350,000	761,282	350,000	-	10	Years
August 2011	228,670	282,067	228,670	-	10	Years
September 2011	13,500	19,816	13,500	-	10	Years
October 2011	250,000	298,836	203,125	46,875 Over 4 years	10	Years
	2,642,170	$2,511,665	2,445,295

The Black-Scholes assumptions used are as follows:

Exercise price	$0.69 - $2.26
Expected dividends	0%
Expected volatility	127% - 136%
Risk free interest rate	1.92% - 3.22%
Expected life of option	5-10 years
Expected forfeitures	0%

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Balance - December 31, 2010	-	$-
Granted	3,242,170	$1.24
Exercised	-	$-
Forfeited	-	$-
Outstanding - December 31, 2011	3,242,170	$1.24	8.58 years	$558,000
Exercisable - December 31, 2011	3,045,295	$1.26	8.76 years	$511,500

Grant date fair value of options - 2011	$3,816,718
Weighted average grant date fair value - 2011	$1.18

Outstanding options held by related parties – 2011	1,728,670
Exercisable options held by related parties – 2011	1,728,670
Fair value of stock options held by related parties - 2011	$2,638,169

During 2011, the Company expensed $3,705,306 related to stock option grants.

(F)  Warrants

In addition to the 5,415,151 warrants issued in connection with the June 2011 private placement discussed in Note 6 (B), the Company issued the following warrants for services rendered in 2011:

	Quantity		Vesting Schedule
Date	Granted	Fair Value	2011	2012	Expiration

August 2011	50,000	$92,798	25,000	25,000	3 Years

During 2011, the Company expensed $46,399 related to stock warrants issued for services. The remaining unamortized $46,399 associated with the grant of 50,000 warrants noted above will be recognized as selling and administrative expense during 2012.

The Black-Scholes assumptions used are as follows:

Exercise price	$1.27
Expected dividends	0%
Expected volatility	128%
Risk free interest rate	0.55%
Expected life of warrant	3 years
Expected forfeitures	0%

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - December 31, 2010	-	$-	-
Exercisable - December 31, 2010	-	$-	-
Granted	5,465,151	$1.80	-
Exercised	-	$-	-
Forfeited/Cancelled	-	$-	-
Outstanding - December 31, 2011	5,465,151	$1.80	1.49
Exercisable - December 31, 2011	5,440,151	$1.80	1.47

At December 31, 2011 and 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Note 7 Related Party Transactions

As of December 31, 2011, a Director made advances on behalf of the Company for $10,865, which is included in accounts payable - related party.  In January 2012, this amount was repaid.

Note 8 Income Taxes

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has net operating loss carry forwards for tax purposes totaling approximately $3,526,000, at December 31, 2011, expiring through 2031. There is a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at December 31, 2011 and 2010 are approximately as follows:

	2011	2010
Gross deferred tax assets:
Net operating loss carry forwards	$(1,198,000)	$(388,000)
Total deferred tax assets	1,198,000	388,000
Less: valuation allowance	(1,198,000)	(388,000)
Net deferred tax asset recorded	$-	$-

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

The valuation allowance at December 31, 2010 was approximately $388,000. The net change in valuation allowance during the year ended December 31, 2011 was an increase of approximately $810,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2011 and 2010, respectively.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2011 and 2010, respectively, (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) approximately as follows:

	2011	2010

Expected tax expense (benefit) – federal	$(2,261,000)	$(393,000)
Non-deductible stock compensation	1,440,000	68,000
Impairment loss	11,000	-
Change in valuation allowance	810,000	325,000
Actual tax expense (benefit)	$-	$-

Note 9 Contingencies

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

Note 10 Subsequent Events

(A) Commitments

On February 1, 2012, the Company entered into a domain lease agreement to lease www.ryu.com for 10 years at $1,000 per month for a total of $120,000. During the first five years of the agreement, the Company shall also give lessor product up to $11,000 in retail value.

At the end of the lease term, title to the domain name will transfer to the Company.  The Company intends to capitalize this asset and record a corresponding capital lease liability.  The asset will be amortized over a life of 10 years.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

In connection with the domain lease agreement, the Company issued the following warrants:

Date	Quantity Granted	Fair Value	Vesting Schedule	Expiration

January 2012	15,000	$11,650	15,000 upon issuance	10 Years

The Black-Scholes assumptions used are as follows:

Exercise price	$0.98
Expected dividends	0%
Expected volatility	145%
Risk free interest rate	0.30%
Expected life of warrant	10 years

(B) Commitments – Related Party

On January 1, 2012, the Company entered into a consulting agreement with Exit 21 Global Solutions, LLC, (“Exit 21”) an entity controlled by the Company’s Chief Executive Officer and Chief Operating Officer, for product design, creation, development, merchandising, sourcing and production.  The term of the agreement is for six months and expires June 30, 2012.  The total cash compensation is $386,000.

(C) Employment Agreements

Effective January 1, 2012, the Company executed an employment agreement with its Chief Executive Officer as follows:

Term of agreement	1 year
Annual salary	$180,000
Number of options	100,000
Severance	$180,000

Through December 31, 2011, the Chief Executive Officer had served the same role, but in a consulting capacity through Exit 21.

(D)  Stock Issued for Cash and Warrants

In February 2012, The Company issued 1,500,000 shares for $1,500,000 ($1.00/share).  The Company also issued the holders a half stock purchase warrant (750,000 shares) with a maturity of 2 years and 6 months. The exercise price is $1.80 and requires a mandatory conversion by the holder if the market price of the common stock reaches $4.00.

(E)  Stock Issued for Services

On January 26, 2012 the Company issued 100,000 shares of common stock to a consultant, in exchange for services rendered, for a total of $98,000 ($0.98/share), based upon the quoted closing trading price.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

(F)  Stock Options

On January 24, 2012, the Company had the following stock option grants:

Date	Quantity Granted	Fair Value	Vesting Schedule	Expiration

January 2012	770,000	$609,967	770,000 over 4 years	10 Years

The Black-Scholes assumptions used are as follows:

Exercise price	$1.00
Expected dividends	0%
Expected volatility	145%
Risk free interest rate	0.39%
Expected life of option	10 years
Expected forfeitures	0%

(G)  Warrants

In addition to the 15,000 warrants issued in connection with the domain lease agreement in Note 10 (A) and the 750,000 warrants issued in connection with the February 2012 private placement discussed in Note 10 (D), the Company also granted the following warrants for services rendered in January 2012:

Date	Quantity Granted	Fair Value	Vesting Schedule	Expiration

January 2012	100,000(1)	$86,859	100,000 upon issuance	5 Years

(1) The Company has also committed to grant an additional 400,000 warrants to this consultant. The grants will be in increments of 100,000 warrants after 3 months of service, over the course of 1 year. The Company will value these warrants for services rendered at each grant date, and these warrants will be fully vested upon grant. Grant dates will be April 2012, July 2012, October 2012 and January 2013.

The Black-Scholes assumptions used are as follows:

Exercise price	$1.20
Expected dividends	0%
Expected volatility	145%
Risk free interest rate	0.77%
Expected life of warrant	5 years
Expected forfeitures	0%