Form 10-Q
period 2012-03-31
RESPECT YOUR UNIVERSE, INC.
filed 2012-05-15
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  42,439,628 shares of common stock as of May 14, 2012

RESPECT YOUR UNIVERSE, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2011

PART I

Item 1	Financial Statements

Respect Your Universe, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2012	December 31, 2011
Assets	Unaudited

Current assets
Cash	$2,006,884	$2,698,719
Due from factor, net	22,028	-
Inventory	497,650	178,541
Deposits	794,059	194,723
Prepaid expenses	1,716,709	2,091,341
Other current assets	95,492	-
Total current assets	5,132,822	5,163,324

Property and equipment, net	49,875	47,349

Other assets
Intangible assets, net	228,541	21,768
Prepaid expenses, net of current portion	178,594	297,656
Total other assets	407,135	319,424

Total assets	$5,589,832	$5,530,097

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$538,563	$365,067
Accounts payable - related party	17,599	63,177
Loans payable - related party	-	25,000
Current portion of long-term capital lease	13,125	-
Total current liabilities	569,287	453,244

Long-term liabilities
Capital lease, net of current portion	108,825	-
Total long-term liabilities	108,825	-

Stockholders’ equity
Common stock, $0.001 par value, 500,000,000
shares authorized; 42,439,628 and 40,839,628
shares issued and outstanding, respectively	42,440	40,840
Additional paid in capital	15,033,090	13,261,289
Deficit accumulated during the development stage	(10,163,810)	(8,225,276)
Total stockholders’ equity	4,911,720	5,076,853

Total liabilities and stockholders' equity	$5,589,832	$5,530,097

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Operations
Unaudited

			From November 21, 2008
	Three Months Ended		(Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

Revenues, net	$64,126	$-	$68,934

Cost of goods sold	35,912	-	45,126

Gross profit	28,214	-	23,808

Operating expenses
Marketing and advertising	660,847	-	1,560,357
Marketing and advertising - related party	-	-	63,900
Product creation	-	-	10,216
Product creation - related party	315,400	205,074	1,672,245
General and administrative	990,501	21,522	6,849,010
Loss on impairment of website	-	-	31,890
Total operating expenses	1,966,748	226,596	10,187,618

Net loss	$(1,938,534)	$(226,596)	$(10,163,810)

Net loss per common share -
basic and diluted	$(0.05)	$(0.01)	$(0.46)
Weighted average number of common
shares outstanding during the period -
basic and diluted	41,455,013	24,701,056	21,951,674

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Three Months Ended March 31, 2012 and from November 21, 2008 (Inception) to March 31, 2012
Unaudited

				Deficit
				Accumulated		Total
				During the	Stock	Stockholders'
	Common Stock, $0.001 Par Value		Additional	Development	Subscriptions	Equity
	Shares	Amount	Paid in Capital	Stage	Receivable	(Deficit)

Issuance of common stock for cash - founders ($0.001/share)	6,250,000	$6,250	$-	$-	(6,250)	$-

Net loss - period ended December 31, 2008	-	-	-	(49,831)	-	(49,831)

Balance, December 31, 2008	6,250,000	6,250	-	(49,831)	(6,250)	(49,831)

Receipt of cash on subscription receivable	-	-	-	-	6,250	6,250

Issuance of common stock for cash and subscription
receivable ($0.001, 0.01 and $0.10/share)	7,855,000	7,855	161,145	-	(33,000)	136,000

Issuance of common stock for services ($0.001 and $0.10/share)	3,058,500	3,059	228,541	-	-	231,600

Issuance of common stock in conversion of debt ($0.10/share)	1,067,000	1,067	105,633	-	-	106,700

Net loss - year ended December 31, 2009	-	-	-	(367,387)	-	(367,387)

Balance, December 31, 2009	18,230,500	18,231	495,319	(417,218)	(33,000)	63,332

Receipt of cash on subscription receivable	-	-	-	-	33,000	33,000

Issuance of common stock for cash ($0.10/share)	3,765,000	3,765	372,735	-	-	376,500

Issuance of common stock for services ($0.10/share)	2,000,000	2,000	198,000	-	-	200,000

Net loss - year ended December 31, 2010	-	-	-	(1,157,218)	-	(1,157,218)

Balance, December 31, 2010	23,995,500	23,996	1,066,054	(1,574,436)	-	(484,386)

Issuance of common stock and warrants for cash
($0.10 - $1.00/share)	13,917,069	13,917	6,110,318	-	-	6,124,235

Issuance of common stock for services ($0.10 - $1.16/share)	1,123,095	1,123	151,576	-	-	152,699

Issuance of common stock for future services ($1.12 - 1.27/share)	1,803,964	1,804	2,181,636	-	-	2,183,440

Share-based compensation	-	-	3,751,705	-	-	3,751,705

Net loss - year ended December 31, 2011	-	-	-	(6,650,840)	-	(6,650,840)

Balance, December 31, 2011	40,839,628	40,840	13,261,289	(8,225,276)	-	5,076,853

Issuance of common stock for services ($0.98/share)	100,000	100	97,900	-	-	98,000

Issuance of common stock and warrants for cash
($1.00/share), net of offering costs of $6,900	1,500,000	1,500	1,491,600	-	-	1,493,100

Issuance of warrants for capital lease			11,650			11,650

Share-based compensation	-	-	170,651	-	-	170,651

Net loss - period ended March 31, 2012	-	-	-	(1,938,534)	-	(1,938,534)

Balance, March 31, 2012	42,439,628	$42,440	$15,033,090	$(10,163,810)	$-	$4,911,720

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Cash Flows
Unaudited

			From November 21, 2008
	Three Months Ended		(Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,938,534)	$(226,596)	$(10,163,810)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,706	-	6,706
Amortization of stock issued for future services	388,723	-	719,612
Stock issued for services rendered	98,000	-	682,299
Share-based compensation	170,651	-	3,922,356
Loss on impairment of website	-	-	31,890
Changes in operating assets and liabilities
Due from factor	(22,028)	-	(22,028)
Inventory	(319,109)	-	(497,650)
Deposits	(599,336)	-	(794,059)
Prepaid expenses	104,971	-	(431,475)
Other current assets	(95,492)	-	(95,492)
Accounts payable and accrued liabilities	173,496	168,736	538,563
Accounts payable - related party	(45,578)	-	17,599
Net cash used in operating activities	(2,077,530)	(57,860)	(6,085,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,229)	-	(54,578)
Acquisition of intangible assets	(72,176)	-	(125,834)
Net cash used in investing activities	(79,405)	-	(180,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable - related party	-	25,000	151,700
Repayments on loans payable - related party	(25,000)	-	(45,000)
Payments on capital lease obligations	(3,000)	-	(3,000)
Proceeds from issuance of common stock and warrants	1,493,100	30,000	8,169,085
Net cash provided by financing activities	1,465,100	55,000	8,272,785

Net increase (decrease) in cash	(691,835)	(2,860)	2,006,884

Cash - beginning of year/period	2,698,719	3,308	-

Cash - end of year/period	$2,006,884	$448	$2,006,884

Supplemental Disclosure of Cash Flow Information
Cash paid during the year/period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities
Stock issued in exchange for debt	$-	$-	$106,700
Stock issued for future services	$-	$-	$2,183,440
Warrants issued for capital lease	$11,650	$-	$11,650
Capital lease obligation incurred to acquire intangible assets	$124,950	$-	$124,950

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

Note 1 Organization and Nature of Operations

Respect Your Universe, Inc. (“the Company”) was incorporated in the State of Nevada on November 21, 2008 to design, commercialize and market a line of premium athletic apparel.

Note 2 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of December 31, 2011 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the years ended December 31, 2011 and 2010.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended March 31, 2012 are not necessarily indicative of results for the full fiscal year.

Note 3 Liquidity and Management’s Plans

As reflected in the accompanying financial statements, the Company had a net loss of $1,938,535 and net cash used in operations of $2,077,530 for the three months March 31, 2012.  The Company has nominal revenue and is in the development stage.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities.

Management believes that the cash balance on March 31, 2012 of approximately $2 million, current level of working capital, anticipated cash that will be received from expected future sales, and additional funds through the issuance of equity securities will be sufficient to sustain operations for the next twelve months.

However, there can be no assurance that the plans and actions proposed by management will be successful, that the Company will generate anticipated sales, or that unforeseen circumstances will not require additional funding sources in the future.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

Note 4 Summary of Significant Accounting Policies

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

Such estimates and assumptions impact, among others, the following: net realizable value of property, equipment and inventory and related potential obsolescence, valuation and potential impairment associated with intangible assets, fair value of share-based payments, estimates and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2012 and December 31, 2011, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The Company believes it is not exposed to any significant credit risk on cash and short-term investments due to the temporary unlimited deposit insurance coverage at all FDIC-insured depository institutions through December 31, 2012.

Due from Factor

In January 2012, the Company entered into a factoring agreement whereby it sells its wholesale trade accounts receivable to a factor without recourse. Under the agreement, the factor assumes the risk of loss resulting from a customer’s financial inability to pay at maturity, in exchange for a fee of 1.25% on the first $5,000,000 in gross factored receivables.  The fee for factored receivables in excess of $5,000,000 is 1.00%.  The minimum aggregate factoring charge payable under the agreement is $50,000 per year.

As part of the agreement, the factor provides all credit and collections support for the Company. Upon collection, the factor reimburses the Company for purchased invoices on a semi-weekly basis, net of factoring fees and chargebacks.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

Amounts due from factor consist of the following as of March 31, 2012 and December 31, 2011:

	2012	2011

Receivables sold to factor	$36,481	$-
Factoring fees (1)	(14,453)	-
Due from factor, net	$22,028	$-

(1)	In addition to the fee based on receivables sold to factor, this amount includes an amortization of the annual minimum aggregate factoring charge as well as one-time setup and legal fees.

Inventory

Inventory consists of finished goods. The cost of finished goods inventory includes all costs incurred to bring inventory to its existing condition and location including product costs, inbound freight and duty.

Inventory is valued on a lower of cost or market basis based upon the weighted average method of inventory costing.  Market value is estimated based upon assumptions made about future demand and retail market conditions.  If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or market.  The Company has not recorded any adjustments for net realizable value during the three months ended March 31, 2012.

Deposits

Deposits are generally required by the manufacturer in order to produce inventory.

Prepaid Expenses

Prepaid expenses consist of the following as of March 31, 2012 and December 31, 2011:

	2012			2011
	Cash	Common Stock	Total	Cash	Common Stock	Total

Investor relations	$-	$654,844	$654,844	$22,812	$773,906	$796,718
Marketing	395,259	808,984	1,204,243	460,038	1,078,645	1,538,683
Other	36,216	-	36,216	53,596	-	53,596
Total prepaid expenses	431,475	1,463,468	1,895,303	536,446	1,852,551	2,388,997
Less current portion	(431,475)	(1,285,234)	(1,716,709)	(536,446)	(1,554,895)	(2,091,341)
Prepaid expenses, net of current portion	$-	$178,594	$178,594	$-	$297,656	$297,656

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

Prepaid expenses are generally amortized over the related service period which ranges from 1 to 2 years.

The Company notes that one of its arrangements reported within prepaid expenses was modified during the quarter ending March 31, 2012.  Although the contract term did not change, the modification resulted in a change in the timing of benefits to be received over the remaining term.  As a result, the Company revised the related amortization method from specific identification to straight-line basis.  The change has no material impact on net loss for the current period.  Additionally, the Company believes the change will not have a material impact on net income (loss) in future periods during 2012.

Other Current Assets

Other current assets primarily include deferred offering costs, in the amount of $64,039, consisting of legal and filing fees relating to the Company’s initial public offering on the TSX Venture Exchange.  The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event the public offering is unsuccessful, the deferred offering costs will be expensed.  The Company anticipates that the offering will either be successful or abandoned within the next twelve months.  See also Note 11, Subsequent Events, regarding the offering.

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

The estimated useful lives are:

Leasehold improvements	1 year
Computers and office equipment	5 years
Furniture and fixtures	7 years
Software	3 years
Tradeshow and event equipment	2 - 3 years

Property and equipment consist of the following as of March 31, 2012 and December 31, 2011:

	2012	2011

Leasehold improvements	$2,400	$2,400
Computers and office equipment	11,998	11,998
Software	30,500	30,500
Furniture and fixtures	4,230	4,230
Tradeshow and event equipment	7,229	-
	56,357	49,128
Accumulated depreciation	(6,481)	(1,779)
Property and equipment, net	$49,875	$47,349

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

Intangible Assets

Intangible assets consist of the following as of March 31, 2012 and December 31, 2011:

	2012	2011

Patent and trademarks	$44,955	$17,101
Website development, net	46,986	4,667
Domain name	136,600	-
Intangible assets, net	$228,541	$21,768

(A)           Patents and Trademarks

The Company capitalizes legal fees and filing costs associated with the development of its patents and trademarks.  Patents and trademarks are generally amortized over an estimated useful life of 5 years using the straight-line method beginning on the registration or grant date.  Patents and trademarks with indefinite useful lives are not amortized.

As of March 31, 2012 and December 31, 2011, the Company‘s patent and trademark costs are as follows:

	2012	2011

Patent and trademarks	$44,955	$17,101

(B)           Website Development

The Company capitalizes certain costs associated with the development of its websites.  Other costs related to the planning and maintenance of the websites are expensed as incurred.  Amortization is provided over the estimated useful life of 2 years using the straight-line method for financial statement purposes.

As of March 31, 2012 and December 31, 2011, the Company’s website development costs are as follows:

	2012	2011

Website development	$50,157	$4,667
Accumulated amortization	(3,171)	-
Website development, net	$46,986	$4,667

The Company’s current website was placed into service in February 2012.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

(C)           Domain Name

The Company capitalized the costs associated with acquisition of its domain name, ryu.com.  The estimated useful life of the website domain is indefinite and accordingly related capitalized costs are not amortized.

As of March 31, 2012 and December 31, 2011, the Company’s domain name costs are as follows:

	2012	2011

Domain name	$136,600	$-

See also Note 6, Capital Lease, regarding the future payments required under the domain lease agreement.

Impairment of Long Lived Assets

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment.

In December 2011, the Company executed an agreement for the development of a new website to support the expanded web store which was launched during the first quarter of 2012.  See also Note 4 (B), Website Development.  As a result, the Company determined that there was a significant decrease in the market value of the original website and a significant adverse change in the extent or manner in which the original website would be used in subsequent periods.  Therefore, an impairment loss of $31,890 was recognized for the year ended December 31, 2011.

Revenue Recognition

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Revenue is recorded net of discounts and an allowance for estimated returns. The allowance for estimated returns is reflected as an accrued liability on the balance sheet.

Cost of Goods Sold

Cost of goods sold includes the cost of purchased finished goods, including inbound freight and duty costs associated with the delivery of goods to our locations.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

Shipping and Handling Costs

Costs associated with the Company’s third-party warehouse and outbound shipping and handling costs are included as a component of general and administrative expenses.  Any shipping and handling costs billed to customers is offset against shipping costs included in general and administrative expenses.

Marketing and Advertising

Marketing and advertising costs are generally expensed as incurred.  Marketing and advertising costs include endorsement expenses and marketing contracts.  Accounting for endorsement costs and marketing contracts is based upon the specific contract provisions and are generally expensed over the term of the contract, which ranges from 1 to 2 years.

Of the total amount expensed, and as reflected on the statement of operations, an allocation has been made to a related party classification for amounts incurred with an entity that the Chairman of the Board has ownership in.

Product Creation

The Company expenses product design and creation costs as incurred. Product creation expenses include share based compensation and fees paid to a consultant for the design, development, merchandising, sourcing and production of a clothing line.

Of the total amount expensed, and as reflected on the statement of operations, an allocation has been made to a related party classification for amounts incurred with an entity that is controlled by the Company’s Chief Executive Officer and Chief Operating Officer.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks and the potential risk of business failure. Also see Note 3, Liquidity and Management’s plan.

Share-Based Payments

The Company recognizes all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

When computing fair value, we have considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

●	The Company has not paid any dividends on common stock since inception and does not anticipate paying dividends on common stock in the foreseeable future.

●	The expected option term is computed using the “simplified” method.

●	The expected volatility is based on the historical volatility of our common stock based on the daily quoted closing trading prices.

●	The forfeiture rate is based on the historical forfeiture rate for unvested stock options.

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

The Company had the following potential common stock equivalents at March 31, 2012 and December 31, 2011:

	2012	2011

Stock options, exercise price $0.69 - $2.26	3,046,170	3,045,295
Common stock warrants, conversion price $0.98 - $1.80	6,320,151	5,440,151
Total common stock equivalents	9,366,321	8,485,446

Since the Company incurred a net loss during 2012 and 2011, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

The Company has a total of 970,000 unvested options that will vest through December 2015 and a total of 10,000 unvested common stock warrants that will vest through May 2012.  All options and warrants are expected to vest without forfeiture.

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

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

The Company's financial instruments consisted primarily of cash, due from factor, inventory, deposits, prepaid expenses, accounts payable and accrued liabilities, accounts payable - related party, and loans payable - related party. The carrying amounts of the Company's financial instruments generally approximated their fair values as of March 31, 2012 and December 31, 2011, respectively, due to the short-term nature of these instruments.

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
March 31, 2012
Unaudited

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

Note 6 Capital Lease

On February 1, 2012, the Company entered into a domain lease agreement to lease the domain name ryu.com for 10 years.  At the end of the lease term, title to the domain name will automatically transfer to the Company.

The Company has capitalized the acquisition cost of the domain name on the balance sheet as an intangible asset at March 31, 2012.  See also Note 4 (C), Domain Name, regarding the Company’s capitalization and amortization policies.

The future minimum lease payments required under the capital lease as of March 31, 2012, are as follows:

Future Minimum Lease Obligations

2012	$13,125
2013	13,125
2014	12,900
2015	12,900
2016	12,900
2017 and thereafter	57,000
Total minimum lease payments	121,950
Less: Current maturities of capital lease obligations	(13,125)
Long-term capital lease obligations	$108,825

During the three months ended March 31, 2012 and 2011, the Company expensed $2,000 and $0 related to the capital lease, respectively.

Note 7 Stockholders’ Equity (Deficit)

(A)	Stock Issued for Cash

Year Ended December 31, 2008

On November 21, 2008, the Company issued 6,250,000 shares of common stock to its founders, for a subscription receivable of $6,250 ($0.001/share), which was received in 2009.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

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

Year Ended December 31, 2011

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

Three Months Ended March 31, 2012

In February 2012, The Company issued 1,500,000 shares for $1,500,000 ($1.00/share), net of direct offering costs of $6,900.  The Company also issued the holders one half of one common share stock purchase warrant (750,000 shares) with a maturity of 2 years and 6 months. The exercise price is $1.80 and the Company may accelerate the expiry date of the warrants if the market price of the common stock reaches $4.00 for at least 20 consecutive trading days.

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
March 31, 2012
Unaudited

Year Ended December 31, 2011

The Company issued 1,123,095 shares of common stock, in exchange for services rendered having a fair value of $152,699 ($0.10 - $1.16/share), based upon the quoted closing trading price.

The Company issued 1,803,964 shares of common stock for future services, having a fair value of $2,183,440 ($1.12 - $1.27/share), based upon the quoted closing trading price.

Stock issued for future services is recorded as a component of prepaid expenses on the balance sheet.
Amortization of common stock issued for future services consists of the following as of March 31, 2012:

	Short-Term	Long-Term	Total

Balance - December 31, 2010	$-	$-	$-
Stock issued for future services	1,885,784	297,656	2,183,440
Amortization of stock issued for future services	(330,889)	-	(330,889)
Balance - December 31, 2011	1,554,895	297,656	1,852,551
Stock issued for future services	-	-	-
Amortization of stock issued for future services	(269,661)	(119,062)	(388,723)
Balance - March 31, 2012	$1,285,234	$178,594	$1,463,828

Three Months Ended March 31, 2012

On January 26, 2012 the Company issued 100,000 shares of common stock to a consultant for services rendered, for a total of $98,000 ($0.98/share), based upon the quoted closing trading price.

(E)           Stock Options

On June 10, 2011, the Company adopted the 2011 Incentive Award Plan (“the Plan”). The total number of shares of stock which may be granted by options or certain stock awards shall not exceed 5,000,000. The Plan indicates that the exercise price of an award is equivalent to the market value of the Company’s common stock on the grant date.

In addition to the 600,000 options issued for services discussed in Note 9 (A), Commitments - Related Party, the Company had the following stock option grants:

	Quantity
	of Shares	Fair Market	Share Vesting Schedule
Grant Date	Granted	Value	2011	2012	2013 and Thereafter		Expiration

June 2011	1,800,000	$1,149,664	1,650,000	75,000	75,000	On 6/10/13	5 – 10	Years
July 2011	350,000	761,282	350,000	-	-	-	10	Years
August 2011	228,670	282,067	228,670	-	-	-	10	Years
September 2011	13,500	19,816	13,500	-	-	-	10	Years
October 2011	250,000	298,836	203,125	12,500	34,375	Over 3 years	10	Years
January 2012	770,000	609,967	-	192,500	577,500	Over 3years	10	Years
March 2012	4,000	3,075	-	4,000	-	-	10	Years
	3,416,170	$3,124,707	2,445,295	284,000	686,875

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

The Black-Scholes assumptions used are as follows:

	March 31 2012	December 31, 2011

Exercise price	$0.97 - $1.00	$0.69 - $2.26
Expected dividends	0%	0%
Expected volatility	145%	127% - 136%
Risk free interest rate	0.39% - 0.46%	1.92% - 3.22%
Expected life of option	10 years	5 - 10 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Balance - December 31, 2010	-	$-		$-
Granted	3,242,170	1.24	8.58 years
Exercised	-
Forfeited/Cancelled	-
Balance - December 31, 2011	3,242,170	1.24		$-
Granted	774,000	1.00
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - March 31, 2012	4,016,170	$1.19	8.60 years	$504,000
Exercisable - March 31, 2012	3,046,170	$1.26	8.51 years	$462,000

	March 31, 2012	December 31, 2011

Grant date fair value of options	$4,429,759	$3,816,718
Weighted average grant date fair value	$1.10	$1.18

Outstanding options held by related parties	2,332,670	1,728,670
Exercisable options held by related parties	1,832,670	1,728,670
Fair value of stock options held by related parties	$3,156,861	$2,638,169

During the three months ended March 31, 2012 and 2011, the Company expensed $55,952 and $0 related to stock option grants, respectively.

(F)	Warrants

In addition to the 5,415,151 warrants issued in connection with the June 2011 private placement and the 750,000 warrants issued in connection with the February 2012 private placement discussed in Note 7 (B), the Company also granted the following warrants:

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

	Quantity
	of Shares	Fair Market	Share Vesting Schedule
Grant Date	Granted	Value	2011	2012	Expiration

August 2011	50,000	$92,798	25,000	25,000	3	Years
January 2012	15,000	11,650	-	15,000	10	Years
January 2012 (1)	100,000	86,859	-	100,000	5	Years
	165,000	$191,307	25,000	140,000

(1)
The Company has also committed to grant an additional 400,000 warrants to this consultant for services to be rendered. The grants will be in increments of 100,000 warrants after 3 months of service, over the course of 1 year. The Company will value these warrants at each grant date.   All warrants under the agreement will be fully vested upon grant. Grant dates will be April 2012, July 2012, October 2012 and January 2013.  See also Note 11, Subsequent Events, regarding the April 2012 issuance.

During the three months ended March 31, 2012 and 2011, the Company expensed $114,699 and $0 related to stock warrants issued for services, respectively.

The Black-Scholes assumptions used are as follows:

	March 31, 2012	December 31, 2011

Exercise price	$0.98 - 1.20	$1.20 - 1.27
Expected dividends	0%	0%
Expected volatility	145%	145%
Risk free interest rate	0.30 – 0.77%	0.55 – 0.77%
Expected life of warrant	5 – 10 years	3 – 10 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2010	-	$-		$-
Granted	5,465,151	1.80
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - December 31, 2011	5,465,151	1.80	1.49 years	$-
Granted	865,000	1.72
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - March 31, 2012	6,330,151	$1.78	1.66 years	$-
Exercisable - March 31, 2012	6,320,151	$1.79	1.65 years	$-

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

Note 8 Related Party Transactions

As of December 31, 2011, a director made advances on behalf of the Company for $10,865, which is included in Accounts payable - related party on the balance sheet.  In January 2012, this amount was repaid.

As of March 31, 2012, officers made advances on behalf of the Company for $17,599, which is included in Accounts payable - related party on the balance sheet.  In April 2012, this amount was repaid.

Note 9 Commitments

(A)           Related Party

Beginning in February 1, 2010, the Company entered into a consulting agreement with Exit 21 Global Solutions, LLC (“Exit 21”), an entity controlled by the Company’s Chief Executive Officer and Chief Operating Officer, to assist the Company with product design, creation, development, merchandising, sourcing and production.  The term of the commitment expires June 30, 2012.

The consulting agreement had both cash and non-cash components for compensation as follows:

		Common Stock Shares		Common Stock Options
	Cash	Quantity of Shares	Fair Market Value	Quantity of Shares	Fair Market Value	Total Compensation

February 2010 (1)	$314,860	500,000	$50,000	-	$-	$364,860
May 2010 (1)	585,000	1,500,000	150,000	-	-	735,000
June 2011 (2)	350,000	-	-	600,000	1,305,054	1,655,054
January 2012	386,000	-	-	-	-	386,000
	$1,635,860	2,000,000	$200,000	600,000	$1,305,054	$3,110,914

(1)           Fair value of $0.10/share was based upon recent cash offerings to third parties.

(2)	In connection with the 600,000 stock options granted on July 1, 2011, the Black-Scholes assumptions used were as follows:

Exercise price	$2.26
Expected dividends	0%
Expected volatility	127%
Risk free interest rate	3.22%
Expected life of option	10 years
Expected forfeitures	0%

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

All options fully vested upon issuance.

As of March 31, 2012 and December 31, 2011, the Company owed $0 and $52,312, to this vendor respectively.  This amount is included in Accounts payable - related party on the balance sheet.

(B)           Marketing Commitment

In March 2012, the Company executed an agreement with an athletic center whereby such center will use the Company's brand and sell its products. The term of the agreement is three years, and the Company will pay $150,000 in fees, which may be recouped through the sale of Company products at the center's retail center.  A total of $100,000 became due and paid in April 2012.

Note 10 Contingencies

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

Note 11 Subsequent Events

In April 2012, the Company filed a registration statement to list on the TSX Venture Exchange (“TSXV”). The listing will be subject to fulfillment of all listing requirements of the TSXV, and there can be no assurance that we will be able to fulfill those listing requirements.  See Note 4, Other Current Assets, regarding the deferred offering costs associated with this offering.

In April 2012, the Company granted the following warrants for services rendered:

Date	Quantity Granted	Fair Value	Vesting Schedule	Expiration

April 2012	100,000	$80,192	100,000 upon issuance	5	Years

The Black-Scholes assumptions used are as follows:

Exercise price	$1.20
Expected dividends	0%
Expected volatility	121%
Risk free interest rate	0.82%
Expected life of warrant	5 years
Expected forfeitures	0%

Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q. This discussion highlights key information as determined by management, but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K, including the audited financial statements therein (and notes to such financial statements) and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in that report.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance, and therefore, you should not put undue reliance upon them. Some of the statements that are forward-looking include: our product line, including that we intend to launch additional product lines in the future; our business plan, including opening a RYU retail store in Las Vegas, Nevada in the second half of 2012; capital expenditure programs; the enforceability of our intellectual product rights; the popularity, and expected popularity, of Mixed Martial Arts (“MMA”); projections of market prices and costs; supply and demand for our products; and our need for and ability to raise, capital, including completing an initial public offering on the TSX Venture Exchange during the second or third quarter of 2012. The Company undertakes no obligation to update or revise any forward-looking statements.

History and Overview

We were incorporated in the State of Nevada on November 21, 2008.  Our business plan is to capitalize on the increasing popularity of MMA by designing, commercializing and marketing a line of premium performance athletic apparel and accessories drawing insights from MMA and athletes.

We have generated limited revenues to date and during the quarter ended March 31, 2012.  As a result, we continue to depend upon funding from various sources to continue operations and to implement our growth strategy.

Plan of Operations

We are a development stage company in the process of designing, commercializing and marketing a line of premium performance athletic apparel.  We follow the apparel industry norm of launching two commercial product lines each year for the Spring/Summer (“Summer”) and Fall/Holiday (“Fall”) seasons.

We have retained a senior leadership team with extensive experience in the apparel and sporting goods industry.  We opened our product creation and sales office in Portland, Oregon during the second quarter of 2011 and executed a one-year lease agreement on July 31, 2011.

We have contracted with Exit 21, a consulting firm controlled by our Chief Executive Officer and Chief Operating Officer, to design, develop and source all of our products to date.  Starting with Fall 2013 product creation which commenced in April 2012, we have shifted to a direct model, and are managing product creation directly using internal resources supplemented with independent contractors as required.

In February 2012, we launched our Spring 2012 line of men’s performance and lifestyle apparel, and accessories.  During the same month, we launched an updated web site and store, ryu.com.  During the quarter, we had nominal sales through multiple channels: retail, through our online store and wholesale, through a limited number of retail partners.  We anticipate expanding our sales channels by opening our first retail store in Las Vegas, Nevada during the third quarter of 2012.

Our Fall 2012 product lines are in production at our factories, with delivery to our warehouse expected in late 2nd quarter and early 3rd quarter of 2012.  The new season will include an expanded line of men’s apparel, the launch of our women’s apparel and additional accessories.  Sales samples have been produced that we anticipate will be utilized to obtain Fall 2012 orders.

Our Spring 2013 product line has been designed and is anticipated to include new styles for our men’s and women’s product lines, additional accessories, as well as carryover styles from prior seasons.  Orders for sales samples have been placed with our factories, and production orders are expected to be placed in the second quarter of 2012.

Product Line

Our premium athletic products include competition, training, sportswear and outerwear, as well as headwear and accessories that are designed to keep up with the demands of an active lifestyle.  RYU’s premium high performance line embodies the art of the sport of mixed martial arts and places emphasis on respect, strength, honor and sustainability as the foundation of their apparel and accessories.

Crafted from organic and/or recycled materials utilizing some of the best yarn and fabric suppliers in the world, we believe we are leading the athletic apparel industry by example, creating a product that is not only the pinnacle of athletic performance, comfort and style, but that is also designed with respect toward maintaining the health of our environment.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited interim financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

For the three months ended March 31, 2012 and 2011 and the period from November 21, 2008 (inception) to March 31, 2012:

Revenue

We generated nominal net revenues in the amount of $68,934 during the period from November 21, 2008 (inception) to March 31, 2012.  Net revenues during the three months ended March 31, 2012 and 2011 were $64,126 and $0, respectively.  The increase is a result of the launch of our Spring 2012 product line and ryu.com in February 2012.

Gross Profit

Gross Profit from November 21, 2008 (inception) to March 31, 2012 was $23,808.  For the three months ended March 31, 2012 and 2011, gross profit was $28,214 and $0, respectively.

Operating Expenses

During the three months ended March 31, 2012, total operating expenses for the Company were $1,966,748 compared to $226,596 for the three months ended March 31, 2011.  Total operating expenses for the period from November 21, 2008 (inception) through March 31, 2012 were $10,187,618.  A significant portion of our operating expenses incurred during this period were from non-cash transactions comprised of share-based payments for services valued at $5,324,267.  This total includes incentive stock options and warrants valued at $3,922,356.  Personnel compensation costs including salaries, benefits and incentive compensation are included in the expense categories below based on the employee’s function.

We incurred $660,847 in marketing and advertising expenses during the three months ended March 31, 2012for digital media, brand and sports marketing initiatives and communications.  We had no marketing expenses for the comparable period of 2011 and marketing and advertising expenses in the amount of $1,624,257 for the period from November 21, 2008 (inception) through March 31, 2012.  Of the total amount expensed to date, $63,900 was for related party development of brand and marketing media.

During the three months ended March 31, 2012, we incurred product creation expenses of $315,400 compared to $205,074 during the three months ended March 31, 2011.  The increase is due to additional services needed to support the expansion of our product lines, including the addition of a women’s category.  For the period from November 21, 2008 (inception) through March 31, 2012, total product creation expenses were $1,682,461 of which $1,672,245 was paid to Exit 21, an entity controlled by our Chief Executive Officer and Chief Operation Officer.

General and administrative expenses for the three months ended March 31, 2012 were $990,501 compared to $21,522 for the three months ended March 31, 2011.  This increase reflects our investment in organization and infrastructure to support our business objectives for 2012.  The primary components of general and administrative expense during these respective periods were investor relations expenses of $391,444 ($345,855 of which was from share-based compensation) and $0, employee compensation expense $303,380 ($36,907 from share-based compensation) and $0, legal, professional and consulting fees of $87,688 ($2,476 from share-based-compensation) and $16,705, and travel expenses of $80,948 and $0.

For the period from November 21, 2008 (inception) through March 31, 2012, general and administrative expenses were $6,849,010.

As a result of the February 2012 launch of our new e-commerce website, ryu.com, we recognized an impairment loss in December 2011 related to our previous website in the amount of $31,890.  The amount was based on the net asset value as of December 31, 2011.

Net Loss

Our net loss for the quarter ended March 31, 2012 was $1,938,534 as compared to a net loss of $226,596 for the three months ended March 31, 2011.  Our accumulative net loss for the period from November 21, 2008 (inception) to March 31, 2012 was $10,163,810.

Liquidity and Financial Condition

As of March 31, 2012, we had current assets of $5,132,822, current liabilities of $569,287 and working capital of $4,563,535, compared to current assets of $5,163,324, current liabilities of $453,244 and working capital of $4,710,080 at December 31, 2011.

In February 2012, we successfully raised $1,500,000 in additional capital though equity financing.  Our cash balance as of March 31, 2012 was $2,006,884 compared to $2,698,719 at December 31, 2011. The Company believes it currently has sufficient funds to execute its business plan through the second quarter of 2012.

We anticipate that additional capital will be required to implement our business plan beyond the second quarter of 2012 and to purchase inventory to support our revenue forecast for 2013.  In order to obtain the necessary capital, we filed a prospectus in April 2012 in order to become listed on the Canadian TSX Venture Exchange through an initial public offering.  The offering is for CDN $5,000,000 and includes an option for over-allotment of up to CDN $750,000.  If the offering is abandoned or delayed, we believe the Company will be able to raise sufficient capital from other sources to support operations through the remainder of 2012.

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

Operating Activities

During the quarter ended March 31, 2012, the Company used cash in the amount of $2,077,530 for operating activities.  The major components of operating activities include a net loss of $1,938,534 offset by the amortization of stock paid for future services of $388,723, stock issued for service of $98,000, share based compensation of $170,651, an increase in inventory of $319,109, an increase in deposits for inventory purchased of $599,336, a decrease in prepaid expenses of $104,971, and an increase in accounts payable and accrued liabilities of $127,918.

By comparison, during the three months ended March 31, 2011, the Company used cash in the amount of $57,860 for operating activities. Cash used in operating activities included a net loss of $226,596 offset by an increase in accounts payable of $168,736.

Investing Activities

The Company used cash in the amount of $79,405 in investing activities during the quarter ended March 31, 2012.  Investing activities during that period included $7,229 for property and equipment purchases and $72,176 for the acquisition of intangible assets including the development of its patents and trademarks, website development costs and the acquisition of our new domain name.  All of the costs have been capitalized and those with finite live will be amortized over the expected useful lives of the assets.  Depreciation and amortization during the quarter ended March 31, 2012 totaled $6,706.

By contrast, there were no investing activities for the three months ended March 31, 2011.  For the period from November 21, 2008 (inception) to March 31, 2012, cash used in investing activities was $180,412 and included $54,578 for property and equipment purchases and $125,834 for the acquisition of intangible assets.

Financing Activities

During the quarter ended March 31, 2012, the Company repaid $25,000 to related parties, paid $3,000 towards capital lease obligations and received net proceeds from the sale of common stock and warrants of $1,493,100 for net cash provided by financing activities of $1,465,100.

During the three months ended March 31, 2011, the Company received related party advances in the amount of $25,000 and proceeds from the sale of common stock in the amount of $30,000 for total cash provided by financing activities of $55,000.

From November 21, 2008 (inception) to March 31, 2012, the Company received proceeds from a loan due to a stockholder of $106,700, received related party advances in the amount of $45,000, repaid $45,000 to related parties, paid $3,000 on capital lease obligations, and received proceeds from sale of common stock and warrants of $8,169,085 for total net cash provided by financing activities of $8,272,785.  The shareholder loan of $106,700 was subsequently exchanged for shares of common stock.

We presently have a credit line (credit card) of $25,000 with approximately $8,600 outstanding as of March 31, 2012.  In order to obtain future capital, we may need to utilize our line of credit, sell additional shares of common stock or borrow funds from private lenders.  However, any downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities.  As a result, there can be no assurance that we will be successful in obtaining additional funding.

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

Liquidity and Management’s Plans

As reflected in the accompanying financial statements, the Company had a net loss of $1,938,534 and net cash used in operations of $2,077,530 for the three months March 31, 2012.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities.

Management believes that the cash balance on March 31, 2012, of approximately $2 million, current level of positive working capital, anticipated cash that will be received from expected future sales, and additional funds through the issuance of equity securities will be sufficient to sustain operations for the next twelve months.

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

Our significant accounting policies are summarized in Note 4 of our unaudited interim financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our unaudited interim financial statements:

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with maturity of three months or less to be cash equivalents.

Inventory

Inventory consists of finished goods. The cost of finished goods inventory includes all costs incurred to bring inventory to its existing condition and location including product costs, inbound freight and duty.

Inventory is valued on a lower of cost or market basis based upon the weighted average method of inventory costing.  Market value is estimated based upon assumptions made about future demand and retail market conditions.  If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or market.

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

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is recorded net of an allowance for estimated returns, price concessions, and other discounts. Such allowance is reflected as a liability.

In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met.

Share-Based Payments

We recognize all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

When computing fair value, we have considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

●	The Company has not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future.

●	The expected option term is computed using the “simplified” method.

●	The expected volatility is based on the historical volatility of our common stock based on the daily quoted closing trading prices.

●	The forfeiture rate is based on the historical forfeiture rate for our unvested stock options.

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

Disclosure Controls and Procedures.

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

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

Item 2             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3             Defaults Upon Senior Securities

None.

Item 4             Mine Safety Disclosures

N/A.

Item 5             Other Information

None.

PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Respect Your Universe, Inc.

Date: May 15, 2012	/s/ Christopher S. Martens
Christopher S. Martens, Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	/s/ Steven H. Eklund
Steven H. Eklund, Chief Financial Officer (Principal Accounting and Financial Officer)