Form 10-Q
period 2012-06-30
RESPECT YOUR UNIVERSE, INC.
filed 2012-08-14
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
☐ Yes                      ☒ No (Not required)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  48,322,128 shares of common stock as of August 13, 2012

RESPECT YOUR UNIVERSE, INC.
FOR THE SIX MONTHS ENDED
JUNE 30, 2012

PART I

Item 1	Financial Statements

Respect Your Universe, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2012	December 31, 2011
Assets	Unaudited

Current assets
Cash	$456,704	$2,698,719
Inventory	2,087,156	178,541
Deposits	432,296	194,723
Prepaid expenses	1,234,510	2,091,341
Other current assets	228,740	-
Total current assets	4,439,406	5,163,324

Property and equipment, net	54,225	47,349

Other assets
Intangible assets, net	249,050	21,768
Prepaid expenses, net of current portion	59,531	297,656
Deposits	16,370	-
Total other assets	324,951	319,424

Total assets	$4,818,582	$5,530,097

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$1,656,795	$365,067
Accounts payable and accrued liabilities - related party	106,768	63,177
Due to factor, net	6,134	-
Loans payable - related party	-	25,000
Current portion of capital lease	11,260	-
Total current liabilities	1,780,957	453,244

Long-term liabilities
Capital lease, net of current portion	98,064	-
Total long-term liabilities	98,064	-

Stockholders’ equity
Common stock, $0.001 par value, 500,000,000
shares authorized; 42,439,628 and 40,839,628
shares issued and outstanding, respectively	42,440	40,840
Additional paid in capital	15,671,578	13,261,289
Deficit accumulated during the development stage	(12,774,457)	(8,225,276)
Total stockholders’ equity	2,939,561	5,076,853

Total liabilities and stockholders' equity	$4,818,582	$5,530,097

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Operations
Unaudited

					From November 21, 2008
	Three Months Ended		Six Months Ended		(Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenues, net	$107,522	$-	$171,648	$-	$176,456

Cost of goods sold	61,796	-	97,708	-	106,922

Gross profit	45,726	-	73,940	-	69,534

Operating expenses
Marketing and advertising	783,259	213,955	1,444,106	213,955	2,343,616
Marketing and advertising - related party	-	-	-	-	63,900
Product creation	156,640	-	156,640	9,912	166,856
Product creation - related party	160,421	24,000	475,821	154,162	1,832,666
General and administrative	1,556,053	1,323,557	2,546,554	1,345,079	8,405,063
Loss on impairment of website	-	-	-	-	31,890
Total operating expenses	2,656,373	1,561,512	4,623,121	1,723,108	12,843,991

Net loss	$(2,610,647)	$(1,561,512)	$(4,549,181)	$(1,723,108)	$(12,774,457)

Net loss per common share -
basic and diluted	$(0.06)	$(0.06)	$(0.11)	$(0.07)	$(0.54)

Weighted average number of common
shares outstanding during the period -
basic and diluted	42,439,628	27,090,922	41,947,320	25,656,545	23,504,599

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From November 21, 2008 (Inception) to June 30, 2012
Unaudited

				Deficit
				Accumulated		Total
				During the	Stock	Stockholders'
	Common Stock, $0.001 Par Value		Additional	Development	Subscriptions	Equity
	Shares	Amount	Paid in Capital	Stage	Receivable	(Deficit)

Issuance of common stock for cash - founders ($0.001/share)	6,250,000	$6,250	$-	$-	(6,250)	$-

Net loss - period ended December 31, 2008	-	-	-	(49,831)	-	(49,831)

Balance, December 31, 2008	6,250,000	6,250	-	(49,831)	(6,250)	(49,831)

Receipt of cash on subscription receivable	-	-	-	-	6,250	6,250

Issuance of common stock for cash and subscription
receivable ($0.001, 0.01 and $0.10/share)	7,855,000	7,855	161,145	-	(33,000)	136,000

Issuance of common stock for services ($0.001 and $0.10/share)	3,058,500	3,059	228,541	-	-	231,600

Issuance of common stock in conversion of debt ($0.10/share)	1,067,000	1,067	105,633	-	-	106,700

Net loss - year ended December 31, 2009	-	-	-	(367,387)	-	(367,387)

Balance, December 31, 2009	18,230,500	18,231	495,319	(417,218)	(33,000)	63,332

Receipt of cash on subscription receivable	-	-	-	-	33,000	33,000

Issuance of common stock for cash ($0.10/share)	3,765,000	3,765	372,735	-	-	376,500

Issuance of common stock for services ($0.10/share)	2,000,000	2,000	198,000	-	-	200,000

Net loss - year ended December 31, 2010	-	-	-	(1,157,218)	-	(1,157,218)

Balance, December 31, 2010	23,995,500	23,996	1,066,054	(1,574,436)	-	(484,386)

Issuance of common stock and warrants for cash
($0.10 - $1.00/share)	13,917,069	13,917	6,110,318	-	-	6,124,235

Issuance of common stock for services ($0.10 - $1.16/share)	1,123,095	1,123	151,576	-	-	152,699

Issuance of common stock for future services ($1.12 - 1.27/share)	1,803,964	1,804	2,181,636	-	-	2,183,440

Share-based compensation	-	-	3,751,705	-	-	3,751,705

Net loss - year ended December 31, 2011	-	-	-	(6,650,840)	-	(6,650,840)

Balance, December 31, 2011	40,839,628	40,840	13,261,289	(8,225,276)	-	5,076,853

Issuance of common stock for services ($0.98/share)	100,000	100	97,900	-	-	98,000

Issuance of common stock and warrants for cash
($1.00/share), net of offering costs of $6,900	1,500,000	1,500	1,491,600	-	-	1,493,100

Issuance of warrants for capital lease			11,650			11,650

Share-based compensation	-	-	809,139	-	-	809,139

Net loss - period ended June 30, 2012	-	-	-	(4,549,181)	-	(4,549,181)

Balance, June 30, 2012	42,439,628	$42,440	$15,671,578	$(12,774,457)	$-	$2,939,561

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Cash Flows
Unaudited

			From November 21, 2008
	Six Months Ended		(Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,549,181)	$(1,723,108)	$(12,774,457)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	18,081	233	18,081
Amortization of stock issued for future services	799,670	-	1,130,559
Stock issued for services rendered	98,000	119,500	682,299
Share-based compensation expense - options	595,689	1,136,708	4,300,995
Share-based compensation expense - warrants	213,450	-	259,849
Loss on impairment of website	-	-	31,890
Changes in operating assets and liabilities
Inventory	(1,908,615)	-	(2,087,156)
Deposits	(237,573)	-	(432,296)
Prepaid expenses	295,286	-	(241,160)
Other current assets	(228,740)	-	(228,740)
Accounts payable and accrued liabilities	1,291,728	(55,502)	1,656,795
Accounts payable and accrued liabilities - related party	43,591	(16,252)	106,768
Due to factor, net	6,134	-	6,134
Net cash used in operating activities	(3,562,480)	(538,421)	(7,570,439)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(16,684)	-	(64,033)
Acquisition of intangible assets	(109,414)	(16,765)	(163,072)
Deposits	(16,370)	-	(16,370)
Net cash used in investing activities	(142,468)	(16,765)	(243,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable - related party	-	25,000	151,700
Repayments on loans payable - related party	(25,000)	-	(45,000)
Payments on capital lease obligations	(5,167)	-	(5,167)
Proceeds from issuance of common stock and warrants	1,493,100	3,614,795	8,169,085
Net cash provided by financing activities	1,462,933	3,639,795	8,270,618

Net increase (decrease) in cash	(2,242,015)	3,084,609	456,704

Cash - beginning of year/period	2,698,719	3,308	-

Cash - end of year/period	$456,704	$3,087,917	$456,704

Supplemental Disclosure of Cash Flow Information
Cash paid during the year/period for:
Interest	$833	$-	$833
Taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities
Stock issued in exchange for debt	$-	$-	$106,700
Stock subscriptions receivable	$-	$253,000	$-
Stock issued for future services	$-	$-	$2,183,440
Warrants issued for capital lease	$11,650	$-	$11,650
Capital lease obligation incurred to acquire intangible assets	$114,491	$-	$114,491

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the six months ended June 30, 2012 are not necessarily indicative of results for the full fiscal year.

Note 3 Liquidity and Management’s Plan

As reflected in the accompanying financial statements, the Company had a net loss of $4,549,181 and net cash used in operations of $3,562,480 for the six months June 30, 2012.  The Company has nominal revenue and is in the development stage.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities.

Management believes that the cash balance on June 30, 2012, current level of working capital, anticipated cash that will be received from expected future sales, and the additional $4,588,516 net proceeds received through the issuance of equity securities in August 2012 will be sufficient to sustain operations for the next twelve months.  See Note 17 (A), Equity Offering.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2012 and December 31, 2011, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The Company believes it is not exposed to any significant credit risk on cash and short-term investments due to the temporary unlimited deposit insurance coverage at all FDIC-insured depository institutions through December 31, 2012.

Inventory

Inventory primarily consists of finished goods. The cost of finished goods inventory includes all costs incurred to bring inventory to its existing condition and location including product costs, inbound freight and duty.

Inventory is valued on a lower of cost or market basis based upon the weighted average method of inventory costing.  Market value is estimated based upon assumptions made about future demand and retail market conditions.  If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or market.  The Company has not recorded any adjustments for net realizable value during the six months ended June 30, 2012.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

Deposits

Short term deposits are generally required by the manufacturer in order to produce inventory.  Long term deposits consist of a security deposit for our upcoming retail location.

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

The estimated useful lives are:

Leasehold improvements	1 year
Computers and office equipment	3 years
Furniture and fixtures	7 years
Software	3 years
Tradeshow and event equipment	2 - 3 years

Impairment of Long Lived Assets

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property, equipment and intangible assets or whether the remaining balance of property, equipment and intangible assets should be evaluated for possible impairment.

Revenue Recognition

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Revenue is recorded net of discounts and an allowance for estimated returns. The allowance for estimated returns, currently 3% of web sales based on our 90 day return policy on web store sales, is reflected as an accrued liability on the balance sheet.

Cost of Goods Sold

Cost of goods sold includes the cost of purchased finished goods, including inbound freight and duty costs associated with the delivery of goods to our locations.

Shipping and Handling Costs

Costs associated with the Company’s third-party warehouse and outbound shipping and handling costs are included as a component of general and administrative expenses.  Any shipping and handling costs billed to customers is offset against shipping costs included in general and administrative expenses. These amounts are not material for the six months ended June 30, 2012.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

Marketing and Advertising

Marketing and advertising costs are generally expensed as incurred.  Marketing and advertising costs include athletic endorsement expenses and marketing contracts.  Accounting for endorsement costs and marketing contracts is based upon the specific contract provisions and are generally expensed over the term of the contract, which ranges from 1 to 2 years.

Of the total amount expensed, and as reflected on the statement of operations, an allocation has been made to a related party classification for amounts incurred with an entity that the Chairman of the Board has ownership in.

Product Creation

The Company expenses product design and creation costs as incurred.  Product creation expenses include fees and share-based compensation paid to contractors for the design, development, merchandising and sourcing of the Company’s product lines.

Of the total amount expensed, and as reflected on the statement of operations, an allocation has been made to a related party classification for amounts incurred with an entity that is controlled by the Company’s former Chief Executive Officer and current Chief Operating Officer.  See Note 17(C), CEO Resignation and Appointment.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks and the potential risk of business failure. Also see Note 3, Liquidity and Management’s Plan.

Share-Based Payments

The Company recognizes all forms of share-based payments, including stock option grants, warrants, and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
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

The Company had the following potential common stock equivalents at June 30, 2012 and 2011:

	2012	2011

Stock options, exercise price $0.69 - $2.26	3,546,170	1,650,000
Common stock warrants, conversion price $0.98 - $1.80	6,430,151	5,415,151
Total common stock equivalents	9,976,321	7,065,151

Since the Company incurred a net loss during the six months ended June 30, 2012 and 2011, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

The Company has a total of 870,000 unvested options that will vest through December 2015.  All options and warrants are expected to vest without forfeiture.

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
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

The Company's financial instruments consisted primarily of cash, inventory, deposits, prepaid expenses, accounts payable and accrued liabilities, accounts payable - related party, due to factor and loans payable - related party. The carrying amounts of the Company's financial instruments generally approximated their fair values as of June 30, 2012 and December 31, 2011, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.  The reclassifications had no effect on financial condition, operations or cash flows.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s interim unaudited financial statements.

Note 5 Prepaid Expenses

Prepaid expenses consist of the following as of June 30, 2012 and December 31, 2011:

	2012			2011
	Cash	Common Stock	Total	Cash	Common Stock	Total

Investor relations	$-	$535,781	$535,781	$22,812	$773,906	$796,718
Marketing	225,270	517,100	742,370	460,038	1,078,645	1,538,683
Other	15,890	-	15,890	53,596	-	53,596
Total prepaid expenses	241,160	1,052,881	1,294,041	536,446	1,852,551	2,388,997
Less current portion	(241,160)	(993,350)	(1,234,510)	(536,446)	(1,554,895)	(2,091,341)
Prepaid expenses, net of current portion	$-	$59,531	$59,531	$-	$297,656	$297,656

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

Prepaid expenses are generally amortized over the related service period which ranges from 1 to 2 years.

One of the arrangements reported within prepaid expenses was modified during the quarter ending March 31, 2012.  Although the contract term did not change, the modification resulted in a change in the timing of benefits to be received over the remaining term.  As a result, the Company revised the related amortization method from specific identification to straight-line basis.  The change has no material impact on net loss for the current period.  Additionally, the Company believes the change will not have a material impact on net income (loss) in future periods during 2012.

Note 6 Other Current Assets

Other current assets primarily include deferred offering costs in the amount of $190,411 consisting of legal and filing fees relating to the Company’s initial public offering on the TSX Venture Exchange.  The deferred offering costs were offset against offering proceeds.  See Note 17(A), Equity Offering.

Note 7 Property and Equipment

Property and equipment consist of the following as of June 30, 2012 and December 31, 2011:

	2012	2011

Leasehold improvements	$2,400	$2,400
Computers and office equipment	11,998	11,998
Furniture and fixtures	5,850	4,230
Software	38,335	30,500
Tradeshow and event equipment	7,229	-
	65,812	49,128
Accumulated depreciation	(11,587)	(1,779)
Property and equipment, net	$54,225	$47,349

Note 8 Intangible Assets

Intangible assets consist of the following as of June 30, 2012 and December 31, 2011:

	2012	2011

Patent and trademarks	$82,193	$17,101
Website development, net	40,716	4,667
Domain name	126,141	-
Intangible assets, net	$249,050	$21,768

(A)           Patents and Trademarks

The Company capitalizes legal fees and filing costs associated with the development of its patents and trademarks.  Patents and trademarks are generally amortized over an estimated useful life of 5 years using the straight-line method beginning on the registration or grant date, however, patents and trademarks with indefinite useful lives are not amortized.  No amortization expense was recorded as of June 30, 2012 and December 31, 2011, respectively.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

(B)           Website Development

The Company capitalizes certain costs associated with the development of its websites.  Other costs related to the planning and maintenance of the websites are expensed as incurred.  Amortization is provided over the estimated useful life of 2 years using the straight-line method for financial statement purposes.

As of June 30, 2012 and December 31, 2011, the Company’s website development costs are as follows:

	2012	2011

Website development	$50,156	$4,667
Accumulated amortization	(9,440)	-
Website development, net	$40,716	$4,667

The Company’s current website was placed into service in February 2012.  Amortization expense for the six months ended June 30, 2012 and 2011 was $9,440 and $0, respectively.

Provision for Impairment

In December 2011, the Company executed an agreement for the development of a new website to support the expanded web store which was launched during the first quarter of 2012.  See also Note 8 (B), Website Development.  As a result, the Company determined that there was a significant decrease in the market value of the original website and a significant adverse change in the extent or manner in which the original website would be used in subsequent periods.  Therefore, an impairment loss of $31,890 was recognized for the year ended December 31, 2011.

(C)           Domain Name

The Company capitalized the costs associated with the acquisition of its domain name, ryu.com.  The estimated useful life of the website domain is indefinite and accordingly related capitalized costs are not amortized. See Note 12, Capital Lease.

Note 9 Due (to) from Factor

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
June 30, 2012
Unaudited

As part of the agreement, the factor provides all credit and collections support for the Company. Upon collection, the factor reimburses the Company for purchased invoices on a semi-weekly basis, net of factoring fees and chargebacks.

Amounts due (to) from factor consist of the following as of June 30, 2012 and December 31, 2011:

	2012	2011

Due from factor	$18,091	$-
Due to factor (1)	(24,225)	-
Due to factor, net	$(6,134)	$-

(1)	In addition to fees owed for outstanding receivables sold to factor, this amount includes an accrual of the prorated annual minimum aggregate factoring charge as described above.

Note 10 Credit Facility

In June 2012, the Company entered into a one year, unsecured, credit facility. The credit facility has a maximum borrowing capacity of $500,000. Under this credit facility, the Company will pay interest at a rate of 6% per year.

No balance was outstanding under the revolving credit facility at June 30, 2012.  In July 2012, the Company made a $200,000 draw upon the credit facility.

Note 11 Loans Payable - Related Party

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

Note 12 Capital Lease

On February 1, 2012, the Company entered into a capital lease agreement to lease the domain name ryu.com for 10 years.  At the end of the lease term, title to the domain name will automatically transfer to the Company.  See Note 8 (C), Domain Name.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

During the six months ended June 30, 2012 and 2011, the Company incurred and paid interest in the amount of $833 and $0 related to the capital lease, respectively.

Note 13 Stockholders’ Equity (Deficit)

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

Six Months Ended June 30, 2012

In February 2012, The Company issued 1,500,000 shares for $1,493,100 ($1.00/share), net of direct offering costs of $6,900.  The Company also issued the holders one half of one common share stock purchase warrant (750,000 shares) with a maturity of 2 years and 6 months. The exercise price is $1.80 and the Company may accelerate the expiry date of the warrants if the market price of the common stock reaches $4.00 for at least 20 consecutive trading days.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

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

Stock issued for future services is recorded as a component of prepaid expenses on the balance sheet.
Amortization of common stock issued for future services consists of the following as of June 30, 2012:

	Short-Term	Long-Term	Total

Balance - December 31, 2010	$-	$-	$-
Stock issued for future services	1,885,784	297,656	2,183,440
Amortization of stock issued for future services	(330,889)	-	(330,889)
Balance - December 31, 2011	1,554,895	297,656	1,852,551
Stock issued for future services	-	-	-
Amortization of stock issued for future services	(561,545)	(238,125)	(799,670)
Balance - June 30, 2012	$993,350	$59,531	$1,052,881

Six Months Ended June 30, 2012

On January 26, 2012 the Company issued 100,000 shares of common stock to a consultant for services rendered, for a total of $98,000 ($0.98/share), based upon the quoted closing trading price.

(E)           Stock Options

On June 10, 2011, the Company adopted the 2011 Incentive Award Plan “the Plan” and on May 18, 2012, the Board of Directors approved certain revisions to the Plan, whereby the aggregate number of securities reserved for issuance, set aside and made available for issuance under the Plan was revised from (i) not to exceed 10% of the issued and outstanding of our common stock at the time of granting of options (including all options granted by our Company to date) to (ii) 8,487,925 shares of our common stock.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

As of June 30, 2012 and December 31, 2011, the Company had the following stock option grants:

	Quantity
	of Shares	Fair Market	Share Vesting Schedule					Expiration
Grant Date	Granted	Value	2011	2012	2013	2014	2015	(Years)

June 2011	1,800,000	$1,149,664	1,650,000	75,000	75,000	-	-	5 – 10
June 2011 (1)	600,000	1,305,054	600,000	-	-	-	-	10
July 2011	350,000	761,282	350,000	-	-	-	-	10
August 2011	228,670	282,067	228,670	-	-	-	-	10
September 2011	13,500	19,816	13,500	-	-	-	-	10
October 2011	250,000	298,836	203,125	12,500	12,500	12,500	9,375	10
Subtotal	3,242,170	3,816,719	3,045,295	87,500	87,500	12,500	9,375

January 2012	770,000	609,967	-	192,500	192,500	192,500	192,500	10
March 2012	4,000	3,075	-	4,000	-	-	-	10
April 2012	600,000	496,760	-	600,000	-	-	-	5
May 2012 (2)	(200,000)	(79,216)		(125,000)	(25,000)	(25,000)	(25,000)
Subtotal	1,174,000	1,030,585	-	671,500	167,500	167,500	167,500
	4,416,170	$4,847,303	3,045,295	759,000	255,000	180,000	176,875

(1)	Options issued for services discussed in Note 15 (A), Commitments - Related Party.
(2)	Options forfeited, upon termination of employment. During the six months ended June 30, 2012, the Company reversed $5,529 relating to the unvested portion of the forfeited stock options.

The Black-Scholes assumptions used are as follows:

	June 30, 2012	December 31, 2011

Exercise price	$0.90 - $1.00	$0.69 - $2.26
Expected dividends	0%	0%
Expected volatility	121% - 145%	127% - 136%
Risk free interest rate	0.39% - 0.83%	1.92% - 3.22%
Expected life of option	5 - 10 years	5 - 10 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Balance - December 31, 2010	-	$-	-	$-
Granted	3,242,170	1.24	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Balance - December 31, 2011	3,242,170	1.24	8.58 years	$558,000
Granted	1,374,000	0.96	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	(200,000)	1.12	-	-
Outstanding - June 30, 2012	4,416,170	$1.15	7.83 years	$378,000
Exercisable - June 30, 2012	3,546,170	$1.20	7.66 years	$346,500

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

	June 30, 2012	December 31, 2011

Grant date fair value of options	$4,847,303	$3,816,718
Weighted average grant date fair value	$1.10	$1.18

Outstanding options held by related parties	2,332,670	1,728,670
Exercisable options held by related parties	1,832,670	1,728,670
Fair value of stock options held by related parties	$3,156,861	$2,638,169

During the six months ended June 30, 2012 and 2011, the Company expensed $595,689 and $1,136,708 related to stock option grants, respectively.

(F)	Warrants

As of June 30, 2012 and December 31, 2011, the Company granted the following warrants:

	Quantity
	of Shares	Fair Market	Share Vesting Schedule		Expiration
Grant Date	Granted	Value	2011	2012	(Years)

June 2011 (1)	5,415,151	$-	5,415,151	-	2
August 2011	50,000	92,798	25,000	25,000	3
Subtotal	5,465,151	92,798	5,440,151	25,000

January 2012 (2)	15,000	11,650	-	15,000	10
January 2012 (3)	100,000	86,859	-	100,000	5
February 2012 (4)	750,000	-	-	750,000	2
April 2012 (3)	100,000	80,192	-	100,000	5
Subtotal	965,000	178,701	-	965,000

Total	6,430,151	$271,499	5,440,151	990,000

(1)	Warrants issued in connection with the June 2011 private placement discussed in Note 13 (A), Stock Issued for Cash.

(2)	Warrants issued in connection with the domain name discussed in Note 8 (C), Domain Name.

(3)
The Company has also committed to grant an additional 300,000 warrants to this consultant for services to be rendered. The grants will be in increments of 100,000 warrants after 3 months of service, over the course of 1 year. The Company will value these warrants at each grant date.   All warrants under the agreement will be fully vested upon grant. Grant dates will be July 2012, October 2012 and January 2013.  See also Note 16 (B), Subsequent Events, regarding the July 2012 issuance.

(4)	Warrants issued in connection with the February 2012 private placement discussed in Note 13 (A), Stock Issued for Cash.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

The Black-Scholes assumptions used are as follows:

	June 30, 2012	December 31, 2011

Exercise price	$0.98 - 1.20	$1.20 - 1.27
Expected dividends	0%	0%
Expected volatility	121% - 145%	145%
Risk free interest rate	0.30 – 0.82%	0.55 – 0.77%
Expected life of warrant	5 – 10 years	3 – 10 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2010	-	$-	-	$-
Granted	5,465,151	1.80	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding - December 31, 2011	5,465,151	1.80	1.49 years	$-
Granted	965,000	0.60	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding - June 30, 2012	6,430,151	$1.78	1.26 years	$-
Exercisable - June 30, 2012	6,430,151	$1.78	1.26 years	$-

During the six months ended June 30, 2012 and 2011, the Company expensed $213,450 and $0 related to stock warrants issued for services, respectively.

Note 14 Related Party Transactions

As of December 31, 2011, a director made advances on behalf of the Company for $10,865, which is included in Accounts payable - related party on the balance sheet.  In January 2012, this amount was repaid.

As of June 30, 2012, officers made advances on behalf of the Company for $6,768, which is included in Accounts payable - related party on the balance sheet which was repaid in August 2012.

Note 15 Commitments

(A)           Related Party

Beginning in February 1, 2010, the Company entered into a consulting agreement with Exit 21 Global Solutions, LLC (“Exit 21”), an entity controlled by the Company’s former Chief Executive Officer and current Chief Operating Officer, to assist the Company with product design, creation, development, merchandising, sourcing and production.  The term of the commitment expired June 30, 2012.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

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

All options fully vested upon issuance.

As of June 30, 2012 and December 31, 2011, the Company accrued $100,000 and $52,312, respectively, to this vendor.  This amount is included in Accounts payable and accrued liabilities - related party on the balance sheet.

(B)           Marketing Commitment – House of RYU

In March 2012, the Company executed an agreement with an athletic center in Las Vegas, Nevada, whereby such center, rebranded as the House of RYU, is licensed to use the Company's brand and sell its products.  In exchange, the Company may use the center for various sports marketing initiatives.  The term of the agreement is three years, and the Company will pay $150,000 in rebranding fees.  A total of $100,000 had been paid as of June 2012 and an additional $25,000 was paid in July 2012.  The rebranding fees are expensed as incurred.

(C)           Lease Obligations

The Company has obligations under operating leases for its corporate office facility and for its retail store that has not yet opened but for which a lease agreement has been executed. The leases expire at various dates through 2014.  Amounts in the table below reflect a rent escalation clause for the retail store but does not include contingent rent the Company may incur based on future sales above approximately $105,000 per month.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

The Company also entered into a capital lease agreement to lease the domain name ryu.com through 2022.  The future minimum lease payments required under the operating and capital leases as of June 30, 2012, are as follows:

	Operating Leases	Capital Lease	Total Lease Obligations

2012 (6 months remaining)	$83,675	$5,325	$89,000
2013	186,695	11,339	198,034
2014	100,506	11,307	111,813
2015	-	11,503	11,503
2016	-	11,703	11,703
2017 and thereafter	-	58,147	58,147
Total minimum lease payments	370,876	109,324	480,200
Less: current maturities	(182,165)	(11,260)	(193,425)
Long-term lease obligations	$188,711	$98,064	$286,775

Note 16 Contingencies

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

Note 17 Subsequent Events

(A)	Equity Offering

In April 2012, the Company completed a registration statement to list on Canadian TSX Venture Exchange (“TSXV”).  In connection with the listing, in August 2012 the Company completed an initial public offering and issued 5,882,500 shares of common stock for $4,588,516 ($0.84/share), net of direct offering costs of $368,483.  See Note 6, Other Current Assets, regarding the deferred offering costs associated with the offering as of June 30, 2012.

Pursuant to the June 2012 agreement between the Company and its placement agent, the Company will pay a 5% cash commission on the gross proceeds to the agent as part of the offering.  In addition, the agent will receive warrants as follows:

Date	Quantity Granted	Fair Value	Vesting Schedule	Expiration

August 2012	294,125	$118,264	294,125 upon issuance	2	Years

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

The Black-Scholes assumptions used are as follows:

Exercise price	$1.50
Expected dividends	0%
Expected volatility	111%
Risk free interest rate	0.24%
Expected life of warrant	2 years
Expected forfeitures	0%

The warrants are treated as direct equity offering costs and the net effect to additional paid in capital is $0.

(B)	Warrants

In July 2012, the Company granted the following warrants for services rendered:

Date	Quantity Granted	Fair Value	Vesting Schedule	Expiration

July 2012	100,000	$68,300	100,000 upon issuance	5	Years

The Black-Scholes assumptions used are as follows:

Exercise price	$1.20
Expected dividends	0%
Expected volatility	111%
Risk free interest rate	0.65%
Expected life of warrant	5 years
Expected forfeitures	0%

(C)           CEO Resignation and Appointment

On August 13, 2012, the Company entered into a separation agreement whereby Christopher Martens resigned as Chief Executive Officer and Director of the Company effective August 6, 2012.  As part of the separation agreement the Company has agreed to pay Mr. Martens four months salary ($60,000) as severance.

On August 13, 2012, the Board of Directors appointed David Campisi as Chief Executive Officer of the Company and entered into an at-will employment relationship with Mr. Campisi effective August 8, 2012. Mr. Campisi was concomitantly appointed as Chairman of the Board of Directors, replacing Kristian Andresen, who remains a Director.

In connection with the employment of Mr. Campisi, the Company granted the following options on August 14, 2012:

Quantity Granted	Vesting Schedule

100,000	Upon issuance
500,000	Over 4 years
600,000

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

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance, and therefore, you should not put undue reliance upon them. Some of the statements that are forward-looking relate to: our product line, including that we intend to launch additional product lines in the future; our business plan, including opening a RYU retail store in Las Vegas, Nevada during the third or fourth quarter of 2012; capital expenditure programs; the enforceability of our intellectual product rights; the popularity, and expected popularity, of Mixed Martial Arts (“MMA”); projections of market prices and costs; sales of our products; our marketing, branding and sponsorship initiatives; and our need for and ability to raise capital. The Company undertakes no obligation to update or revise any forward-looking statements.

History and Overview

We were incorporated in the State of Nevada on November 21, 2008.  Our business plan is to capitalize on the increasing popularity of MMA by designing, commercializing and marketing a line of premium performance athletic apparel and accessories drawing insights from MMA and athletes.

Plan of Operations

We are a development stage company in the process of designing, commercializing and marketing a line of premium performance athletic apparel.  We follow the apparel industry norm of launching two commercial product lines each year for the Spring/Summer (“Spring”) and Fall/Holiday (“Fall”) seasons.

We have retained a senior leadership team with extensive experience in the apparel and sporting goods industry.  We opened our product creation and sales office in Portland, Oregon during the second quarter of 2011 and extended our lease agreement through August 1, 2013.

In August 2012, we appointed David Campisi, a then-current Director of the Company, to be our Chief Executive Officer, replacing Christopher Martens, who resigned.  Mr. Campisi is a Senior Retail Industry Executive who was the former Chairman, President and CEO of The Sports Authority from 2004-2011.

We had contracted with Exit 21 Global Solutions, LLC (“Exit 21”), a consulting firm controlled by our former Chief Executive Officer and our current Chief Operating Officer, to design, develop and source all of our products through our Spring 2013 product line.  Starting with our Fall 2013 product line creation, for which work commenced in April 2012, we are no longer contracting with Exit 21 and have shifted to a direct model, and are managing product creation directly using internal resources supplemented with independent contractors as required.

In February 2012, we launched our product line with our Spring 2012 line of men’s performance and lifestyle apparel, and accessories.  During the same month, we launched an updated web site and store at ryu.com.  During the first and second quarters of 2012, we had nominal but increasing sales of product through multiple channels: retail, through our online store and wholesale, through a limited number of retail partners.  We anticipate expanding our sales channels by opening our first retail store in Las Vegas, Nevada during the third or fourth quarter of 2012.

Delivery of our Fall 2012 product lines to our warehouse began during the second quarter of 2012 and will continue into the fourth quarter.  The new season includes an expanded line of men’s apparel, the launch of our women’s apparel and additional accessories.

Our Spring 2013 product line has been designed and is anticipated to include new styles for our men’s and women’s categories, as well as additional accessories.  Orders for sales samples have been placed with our factories, and production orders will be placed during the third quarter.

Our Fall 2013 product line is in process of being designed and is anticipated to include new styles for our men’s and women’s categories, as well as additional accessories.

Product Line

Our premium athletic products include competition, training, sportswear and outerwear, as well as headwear and accessories that are designed to meet the demands of an active lifestyle.  RYU’s premium high performance line embodies the art of the sport of mixed martial arts and places emphasis on the values of respect, strength, honor and sustainability as the foundation of our company and its products.

Crafted from organic and/or recycled materials utilizing the best yarn and fabric suppliers in the world, we believe we are leading the athletic apparel industry by example, creating a product that is not only the pinnacle of athletic performance, comfort and style, but that is also designed with respect toward maintaining the health of our environment.

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

For the three months ended June 30, 2012 and 2011:

For the three months ended June 30, 2012 we generated $107,522 in revenues, net of discounts and an allowance for estimated returns, as compared to $0 for the three months ended June 30, 2011.  The increase in net revenues is attributed to the launch of our Spring 2012 product line and ryu.com in February 2012.

Our cost of goods sold for the three months ended June 30, 2012 was $61,796, or 57.5% of net revenues, resulting in gross profit of $45,726, as compared to $0 cost of goods sold and $0 gross profit during the three months ended June 30, 2011.

We incurred $783,259 in marketing and advertising expenses during the three months ended June 30, 2012, as compared to $213,955 for the comparable period of 2011.  This increase is a result of our increased digital media, brand and sports marketing initiatives and communications during 2012.

During the three months ended June 30, 2012, we incurred product creation expense of $317,061, of which $160,421 was paid to Exit 21, an entity controlled by our former Chief Executive Officer and our current Chief Operation Officer.  By contrast we paid $24,000 in product creation expense to Exit 21 during the three months ended June 30, 2011.  The increase in product creation expense is due to the design and development our Spring 2013 and Fall 2013 product lines.

General and administrative expenses for the three months ended June 30, 2012 were $1,556,053 compared to $1,323,577 for the three months ended June 30, 2011.  The primary components of general and administrative expense during the 2012 period were investor relations expenses of $791,250, employee compensation expense $312,123, legal, professional and consulting fees of $391,783, sales expense $199,013, and travel expenses of $56,736.

During the three months ended June 30, 2012, our total operating expenses were $2,656,373 compared to $1,561,512 for the three months ended June 30, 2011 resulting in a net loss of $2,610,647 and $1,561,512 for the three months ended June 30, 2012 and 2011, respectively.

For the six months ended June 30, 2012 and 2011:

For the six months ended June 30, 2012 we generated $171,648 in revenues, net of discounts and an allowance for estimated returns, as compared to $0 for the six months ended June 30, 2011.  Our net revenues during the 2012 periods resulted from the launch of our Spring 2012 product line and ryu.com in February 2012.

Our cost of goods sold for the six months ended June 30, 2012 was $97,708, or 56.9% of net revenues, resulting in gross profit of $73,940, as compared to $0 cost of goods sold and $0 gross profit during the six months ended June 30, 2011.

We incurred $1,444,106 in marketing and advertising expenses during the six months ended June 30, 2012, as compared to $213,955 for the comparable period of 2011.  This increase is a result of our increased digital media, brand and sports marketing initiatives and communications during 2012.

During the six months ended June 30, 2012, we incurred product creation expense of $632,461, of which $475,821 was paid to Exit 21, an entity controlled by our former Chief Executive Officer and our current Chief Operation Officer.  By contrast we paid $164,074 in product creation expense, of which $154,162 was paid to Exit 21 during the six months ended June 30, 2011.  The increase in product creation expense is due to the design and development our Fall 2012, Spring 2013 and Fall 2013 product lines.

General and administrative expenses for the six months ended June 30, 2012 were $2,546,554 compared to $1,345,079 for the six months ended June 30, 2011.  This increase reflects our investment in organization and infrastructure to support our business objectives for 2012.  The primary components of general and administrative expense during the 2012 period were investor relations expenses of $1,149,384, employee compensation expense $668,387, legal, professional and consulting fees of $793,792, sales expense $255,733, and travel expenses of $137,685.

During the six months ended June 30, 2012, our total operating expenses were $4,623,121 compared to $1,723,108 for the six months ended June 30, 2011 resulting in a net loss of $4,549,181 and $1,723,108 for the six months ended June 30, 2012 and 2011, respectively.

For the period from November 21, 2008 (inception) to June 30, 2012:

We have generated nominal but increasing revenues during the period from November 21, 2008 (inception) to June 30, 2012 of $176,456 and cost of goods sold of $106,922, or 60.6% of net revenues, resulting in a gross profit of $69,534.

We incurred marketing and advertising expenses in the amount of $2,407,516 for the period from November 21, 2008 (inception) through June 30, 2012.  Of the total amount expensed to date, $63,900 was paid to a related party for development of brand and marketing media.

For the period from November 21, 2008 (inception) through June 30, 2012, total product creation expenses were $1,999,522 of which $1,832,666 was paid to Exit 21, an entity controlled by our former Chief Executive Officer and current Chief Operation Officer.

For the period from November 21, 2008 (inception) through June 30, 2012, general and administrative expenses were $8,405,063.  A significant portion of our operating expenses during this period were from non-cash transactions comprised of amortization of stock paid for future services $1,130,559, stock issued for services $682,299, incentive stock options $4,300,995 and warrants valued at $259,849.

As a result of the February 2012 launch of our new e-commerce website, ryu.com, we recognized an impairment loss in December 2011 related to our previous website in the amount of $31,890.  The amount was based on the net asset value as of December 31, 2011.

Total operating expenses for the period from November 21, 2008 (inception) through June 30, 2012 were $12,843,991 and our accumulative net loss for the period was $12,774,457.

Liquidity and Financial Condition

As of June 30, 2012, we had current assets of $4,439,406, current liabilities of $1,780,957 and working capital of $2,658,449, compared to current assets of $5,163,324, current liabilities of $453,244 and working capital of $4,710,080 at December 31, 2011.

In February 2012, we successfully raised $1,500,000 in additional capital though equity financing.  In April 2012, we filed a prospectus to become listed on the Canadian TSX Venture Exchange and a concurrent initial public offering.  The offering was successfully closed in August 2012 and we raised $4,588,516, net of direct offering costs.   As a result of the offering, our cash balance increased to $4,609,187 as of August 3, 2012 compared to $456,704 at June 30, 2012.  On August 10, 2012 our shares began trading on the TSX Venture Exchange under the ticker symbol RYU and we continue to be listed on the OTCBB under the ticker symbol RYUN.

The Company believes it currently has sufficient funds to execute its business plan through the second quarter of 2013.  We anticipate that additional capital will be required to implement our business plan beyond the second quarter of 2013 and to purchase inventory to support our revenue forecast for 2014.  We believe the Company will be able to raise sufficient capital from other sources to supplement cash flow from operations through the remainder of 2014.

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

Operating Activities

During the quarter ended June 30, 2012, the Company used cash in the amount of $3,562,480 for operating activities.  The major components of operating activities include a net loss of $4,549,181, amortization of stock paid for future services $799,670, stock issued for service $98,000, incentive stock options $595,689, warrants valued at $213,450, an increase in inventory of $1,908,615, an increase in deposits for inventory purchased of $237,573, a decrease in prepaid expenses of $295,286, an increase in other current assets $228,740, and an increase in accounts payable and accrued liabilities of $1,291,728.

By comparison, during the six months ended June 30, 2011, the Company used cash in the amount of $538,421 for operating activities. The major components of operating activities included a net loss of $1,723,108, stock issued for service $119,500, and share based compensation - options $1,136,708.

During the period from November 21, 2008 (inception) through June 30, 2012, the Company used cash in the amount of $7,570,439 for operating activities.  The major components of operating activities include a net loss of $12,774,457, amortization of stock paid for future services $1,130,559, stock issued for service $682,299, incentive stock options $4,300,995, warrants valued at $259,849, an increase in inventory of $2,087,156, an increase in deposits for inventory purchased of $432,296, and an increase in accounts payable and accrued liabilities of $1,656,795.

Investing Activities

The Company used cash in the amount of $142,468 in investing activities during the six months ended June 30, 2012.  Investing activities during that period included $16,684 for property and equipment purchases and $109,414 for intangible assets, which included the development of its patents and trademarks, website development costs and the acquisition of our new domain name.  All of the costs have been capitalized and those with finite life will be amortized over the expected useful lives of the assets.  Depreciation and amortization during the six months ended June 30, 2012 totaled $18,081.  We also paid $16,370 as a security deposit for our upcoming retail location in Las Vegas, NV.

By contrast, investing activities for the six months ended June 30, 2011 included $16,765 for the acquisition of intangible assets.  For the period from November 21, 2008 (inception) to June 30, 2012, total cash used in investing activities was $243,475 and included $64,033 for property and equipment purchases, $163,072 for the acquisition of intangible assets and $16,370 in security deposits.

Financing Activities

During the six months ended June 30, 2012, the Company repaid $25,000 to related parties, paid $5,167 towards capital lease obligations and received net proceeds from the sale of common stock and warrants of $1,493,100 for net cash provided by financing activities of $1,462,933.

During the six months ended June 30, 2011, the Company received related party advances in the amount of $25,000 and proceeds from the sale of common stock in the amount of $3,614,795 for total cash provided by financing activities of $3,639,795.

From November 21, 2008 (inception) to June 30, 2012, the Company received related party advances in the amount of $151,700, repaid $45,000 to related parties, paid $5,167 on capital lease obligations, and received proceeds from sale of common stock and warrants of $8,169,085 for total net cash provided by financing activities of $8,270,618.  During 2008, related party advances of $106,700 were exchanged for shares of common stock.

In order to obtain future capital, we may need to draw on our line of credit, sell additional shares of common stock or borrow funds from private lenders.  However, any downturn in the stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities.  As a result, there can be no assurance that we will be successful in obtaining additional funding.

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

Liquidity and Management’s Plans

As reflected in the accompanying financial statements, the Company had a net loss of $4,549,181 and net cash used in operations of $3,562,480 for the six months June 30, 2012.  The Company has nominal revenue and is in the development stage.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities.

Management believes that the cash balance on June 30, 2012, current level of working capital, anticipated cash that will be received from expected future sales, and the additional $4,588,516, net of direct offering costs, received through the Canadian Initial Public Offering of equity securities in August 2012 will be sufficient to sustain operations for the next twelve months.

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

Inventory

Inventory primarily consists of finished goods. The cost of finished goods inventory includes all costs incurred to bring inventory to its existing condition and location including product costs, inbound freight and duty.

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

When computing fair value, we have considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

●	We have not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future.

●	We expected option term is computed using the “simplified” method.

●	The expected volatility is based on the historical volatility of our common stock based on the daily quoted closing trading prices.

●	The forfeiture rate is based on the historical forfeiture rate for our unvested stock options.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s interim unaudited financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4	Controls and Procedures

Disclosure Controls and Procedures.

Our management has evaluated, under the supervision and with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management, including our President and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-180818) relating to our public offering of common stock was declared effective by the SEC on June 26, 2012, and the offering commenced the following day.  The offering did not terminate before all of the securities registered in the registration statement were sold.  Salman Partners Inc. acted as our placement agent for the offering.

The securities registered were 5,882,500 shares of common stock.  The aggregate public offering price of the offering amount registered was USD$4,956,999 (CDN$5,000,125).  On August 3, 2012 we closed the offering in which we sold 5,882,500 shares of common stock.

The shares sold and issued in the offering did not include the exercise of an over-allotment option.  All sales were at the offering price of USD$0.843 (CDN$0.85) per share, for an aggregate offering price of USD$4,956,999 (CDN$5,000,125).  Expenses incurred in connection with the issuance and distributions of the securities registered were as follows:

* Placement agent commissions	USD$247,849
* Other expenses -- approximately	USD$311,044
* Total expenses -- approximately	USD$558,893

The other expenses and total expenses provided above are estimates.  None of such payments were direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to our affiliates.  None of such payments were direct or indirect payments to others. The net offering proceeds to us after deducting placement agent commissions and the other expenses described above was approximately USD$4,508,516.  The principal purposes of the offering were to obtain additional capital for brand marketing, opening retail stores for our products, general and administrative expenses and working capital. As of June 30, 2012, we had not used any of the proceeds from the offering.  Our management has broad discretion in the application of the net proceeds from the offering and investors will be relying on the judgment of our management regarding the application of the proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

N/A.

Item 5	Other Information

On May 18, 2012, the our Board of Directors approved certain revisions to our 2012 Stock Option Plan (“Plan”), whereby the aggregate number of securities reserved for issuance, set aside and made available for issuance under the Plan was revised from (i) not to exceed 10% of the issued and outstanding of our common stock at the time of granting of options (including all options granted by our Company to date) to (ii) 8,487,925 shares of our common stock. The revised Plan has not yet been ratified by the shareholders of the Company.

A copy of the revised Plan is attached hereto as Exhibit 10.1.

PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit
10.1	Revised 2012 Stock Option Plan
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101.INS*	Interactive data files pursuant to Rule 405 of Regulation S-T

* To be provided by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Respect Your Universe, Inc.

Date: August 14, 2012	/s/ John Wood
John Wood, President (Principal Executive Officer) and Director

Date: August 14, 2012	/s/ Steven H. Eklund
Steven H. Eklund, Chief Financial Officer (Principal Accounting and Financial Officer)