Form 10-K/A
period 2011-12-31
RESPECT YOUR UNIVERSE, INC.
filed 2012-11-19
CIK 1472601

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
☐ Yes           ☒ No (Not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  41,127,128 shares of common stock as of March 9, 2012.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend and restate in their entirety the following items of our Annual Report on Form 10-K for the year ended December 31, 2011 as originally filed with the Securities and Exchange Commission on March 12, 2012 (the “Original Form 10-K”): (i) Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) Item 8 of Part II, “Financial Statements and Supplementary Data,” (iii) Item 9A of Part II, “Controls and Procedures,” and (iv) Item 15 of Part IV, “Exhibits”.  We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. This report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the year ended December 31, 2011 to be restated to correct for errors in our accounting for stock-for-services contracts. See Note 11 to the Financial Statements.

We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

Throughout this Annual Report on Form 10-K/A references to “we”, “our”, “us”, “RYU”, “the Company”, and similar terms refer to Respect Your Universe, Inc.

RESPECT YOUR UNIVERSE, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2011

INDEX TO FORM 10-K/A (Amendment No. 1)

PART II

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 8	Financial Statements and Supplementary Data	10
Item 9A	Controls and Procedures	11

PART IV

Item 15	Exhibits, Financial Statement Schedules	12

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As discussed in Note 11 of the financial statements, we have restated our previously issued financial statements as of and for the year  ended December 31, 2011.  Accordingly, this Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement.

Year ended December 31, 2011 and 2010 and for the period from November 21, 2008 (inception) to December 31, 2011:

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

Expenses

During the year ended December 31, 2011, total operating expenses for the Company were $6,480,237 compared to $1,157,218 for the year ended December 31, 2010.  The majority of the operating expenses incurred during the year ended December 31, 2011 were due to non-cash transactions comprised of share-based compensation expense valued at $4,012,112.  This total includes incentive stock options and warrants valued at $3,669,989.

Total operating expenses for the period from November 21, 2008 (inception) through December 31, 2011 were $8,047,446.

The Company incurred $824,763 in marketing and advertising expenses to create brand media and distribute marketing communications during the year ended December 30, 2011.  Of the total amount expensed in 2011, $63,900 was for related party development of brand and marketing media.

The Company incurred marketing expenses of $0 for the comparable period of 2010 and marketing and advertising expenses in the amount of $893,733 for the period from November 21, 2008 (inception) through December 31, 2011.

During the year ended December 31, 2011, the Company incurred product creation expenses of $366,360 compared to $1,000,701 during the year ended December 31, 2010.  For the period from November 21, 2008 (inception) through December 31, 2011, total product creation expenses were $1,367,061, of which $1,356,845 was paid to Exit 21, an entity controlled by the Company’s former Chief Executive Officer and current Chief Operating Officer.

General and administrative expenses for the year ended December 31, 2011 were $5,257,224 compared to $156,517 for the year ended December 31, 2010.  This increase reflects the Company’s investment in organization and infrastructure to support its business objectives for 2011 and 2012.  The primary components of general and administrative expense during these respective periods were investor relations expenditures of $513,982 ($234,888 of which was from share-based compensation) and $0, employee compensation expense of $1,657,294 ($1,407,806 share-based compensation) and $0, legal, professional and consulting fees of $2,643,421 ($2,274,875 share-based compensation) and $39,000, and travel expenses of $169,817 and $9,653.

For the period from November 21, 2008 (inception) through December 31, 2011, general and administrative expenses were $5,754,762.

In December 2011, the Company executed an agreement for the development of a new website to support the expanded web store which launched during the first quarter of 2012.  As a result, the Company has recognized an impairment loss in the amount of $31,890 based on the net asset value as of December 31, 2011.

Net Loss

Our net loss for the year ended December 31, 2011 was $6,477,416 as compared to a net loss of $1,157,218 for the year ended December 31, 2010.  Our accumulative net loss for the period from November 21, 2008 (inception) to December 31, 2011 was $8,051,852.

Liquidity and Financial Condition

As of December 31, 2011, the Company had current assets of $3,836,751, current liabilities of $497,307 and working capital of $3,339,444 compared to current assets of $3,308, current liabilities of $487,694 and a working capital deficit of $484,386 at December 31, 2010.

Our cash balance as of December 31, 2011 was $2,698,719 compared to $3,308 at December 31, 2010. The increase in cash is primarily a result of net proceeds from the sale of common stock and warrants pursuant to private placements in the third quarter of 2011.  The Company believes it currently has sufficient funds to execute its business plan through the second quarter of 2012.

We anticipate that additional capital will be required to implement our business plan beyond the second quarter of 2012 and to purchase inventory to support our revenue forecast for 2013.  In order to obtain the necessary capital, the Company may need to sell additional shares of common stock or borrow funds from private lenders.  In February 2012, the Company successfully raised $1,500,000 in additional capital through equity financing.

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

Operating Activities

During the year ended December 31, 2011, the Company has increased its cash position by $2,695,411.  During this period we used cash in the amount of $3,324,290 for operating activities.  The major components of operating activities include a net loss of $6,477,416, offset by share-based compensation expense of $4,017,807 an increase in inventory of $178,541, an increase in deposits of $194,723, an increase in prepaid expenses of $536,446, an increase in accounts payable and accrued liabilities of $347,688, and a decrease in accounts payable – related party of $343,075.

By comparison, during the year ended December 31, 2010, the Company used cash in the amount of $489,524 for operating activities. Cash used in operating activities included a net loss of $1,157,218, offset by share-based compensation expense in the amount of $200,000, an increase in accounts payable of $61,442, and an increase in accounts payable – related party of $406,252.

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

By contrast, there were no investing activities for the year ended December 31, 2010.  For the period from November 21, 2008 (inception) to December 31, 2011, cash used in investing activities was $109,533 and included the investing activities that occurred during the year ended December 31, 2011 discussed above.

Financing Activities

During the year ended December 31, 2011, the Company received related party advances in the amount of $25,000, repaid $20,000 to related parties, and received net proceeds from the sale of common stock and warrants of $6,124,234, for total cash provided by financing activities of $6,129,234.

During the year ended December 31, 2010, the Company received related party advances in the amount of $20,000 and proceeds from the sale of common stock in the amount of $409,500 for total cash provided by financing activities of $429,500.

From November 21, 2008 (inception) to December 31, 2011, the Company received proceeds from a loan due to a stockholder of $106,700, received related party advances in the amount of $45,000, repaid $20,000 to related parties and received proceeds from sale of common stock and warrants of $6,675,984 for total cash provided by financing activities of $6,807,684.  The shareholder loan of $106,700 was subsequently exchanged for stock.

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

Liquidity and Management’s Plans

As reflected in the accompanying financial statements, the Company had a net loss of $6,477,416 and net cash used in operations of $3,324,290 for the year ended December 31, 2011.

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

We have contracted with Exit 21 Global Solutions, LLC (Exit 21), a consulting firm controlled by the Company’s former Chief Executive Officer and current Chief Operating Officer, to design, develop and source all of our products to date.  We may extend our current agreement with Exit 21 to provide services for our future needs, or we may retain a different entity to provide such services, or the Company may undertake to perform such services on its own.

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

Summary of Significant Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses include share-based compensation and fees paid to a consultant for the design, development, merchandising, sourcing and production of a clothing line.

Share-Based Payments

The Company estimates the cost of share-based payments to employees based on the award’s fair value on the grant date, and recognizes the associated expense ratably over the requisite period.  The estimated cost is derived at using the Black-Scholes option-pricing model, which includes assumptions that are highly subjective.  The Company may adjust these assumptions periodically to reflect changes in market conditions and historical experience.  Consequently, expenses reported for share-based payments to employees in the future may differ significantly from those reported in the current period.

When estimating fair value, we have considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.
●	The Company has not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future.
●
The expected life of the award is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 107. SAB 107’s guidance was extended indefinitely by SAB 110.

●	The expected volatility is based on the historical volatility of our common stock based on the daily quoted closing trading prices.
●	The forfeiture rate is based on an estimate of awards not expected to fully vest.

The straight-line attribution method is used for awards that include vesting provisions.  If an award is granted, but vesting does not occur, any previously recognized expense is reversed in the period in which the termination of service occurs.

The Company measures the fair value of share-based payments to non-employees at the measurement date, which occurs at the earlier of the date performance commitment, is reached or performance is completed.  Recognition of share-based payments occurs as services are received.  The Company treats fully-vested, non-forfeitable shares issued to non-employees in the same manner as if it had paid for the services received with cash.  Unvested, forfeitable shares are accounted for as unissued until the point vesting occurs.

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

Item 8	Financial Statements and Supplementary Data

See F-1.

Item 9A	Controls and Procedures

Disclosure Controls and Procedures

In connection with the March 2012 filing of our original Annual Report on Form 10-K for the year ended December 31, 2011, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011, and based on that evaluation they concluded that our disclosure controls and procedures were effective. In connection with the restatement of its financial statements, our management has re-evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that re-evaluation due to a material weakness identified below, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011 in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in its internal controls over financial reporting. Notwithstanding the material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements included in this amendment present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified is insufficient resources in the accounting and finance organization to ensure appropriate application of GAAP in the area of accounting for certain of the Company’s non−routine transactions. This material weakness resulted in the restatement outlined in Note 11 to the financial statements included in this Form 10−K/A.

Remediation of Material Weakness

The Company plans to implement, certain measures to remediate the identified material weakness and to enhance the Company’s internal control over its quarterly and year−end financial reporting processes. As of the date of the filing of this Form 10−K/A, the Company plans to implement the following measure:

• Increase the size, expertise and training of the finance and accounting staff to include adequate resources for ensuring GAAP compliance in the area of accounting for certain of the Company’s non−routine transactions.

The Company anticipates that this remediation action will represent ongoing improvement measures. Furthermore, while the Company has taken steps to remediate the material weakness, additional measures may be required.

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

Respect Your Universe, Inc.

Date: November 19, 2012	/s/ David Campisi
David Campisi, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kristian J. Andresen	Director and Secretary	November 19, 2012
Kristian J. Andresen
/s/ David Campisi	Director and Chief Executive Officer	November 19, 2012
David Campisi	(Principal Executive Officer)

/s/ John Wood	President and Director	November 19, 2012
John Wood
/s/ Emmanuel K. Brown	Director	November 19, 2012
Emmanuel K. Brown
/s/ Munir Ali	Director	November 19, 2012
Munir Ali
/s/ Steven H. Eklund	Chief Financial Officer	November 19, 2012
Steven H. Eklund	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Respect Your Universe, Inc.

We have audited the accompanying balance sheets of Respect Your Universe, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2011 and 2010 and from November 21, 2008 (inception) to December 31, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Berman & Company, P.A.

Boca Raton, Florida
March 5, 2012 except for note 11 as to which the date is November 19, 2012

Respect Your Universe, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2011
	As Restated *	December 31, 2010

ASSETS

Current assets
Cash	$2,698,719	$3,308
Inventory	178,541	-
Deposits	194,723	-
Prepaid expenses	764,768
Total current assets	3,836,751	3,308

Property and equipment - net	47,349	-

Other assets
Patents and trademarks - net	17,101	-
Website development - net	4,667	-
Total other assets	21,768	-

Total assets	$3,905,868	$3,308

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$409,130	$61,442
Accounts payable - related party	63,177	406,252
Loans payable - related party	25,000	20,000
Total current liabilities	497,307	487,694

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 500,000,000
shares authorized; 39,433,378 and 23,995,500
shares issued and outstanding, respectively	39,434	23,996
Additional paid in capital	11,420,979	1,066,054
Deficit accumulated during the development stage	(8,051,852)	(1,574,436)
Total stockholders’ equity (deficit)	3,408,561	(484,386)

Total liabilities and stockholders' equity (deficit)	$3,905,868	$3,308

*Refer to Note 11 to the financial statements for restatement details.

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Operations

			From November 21, 2008
			(Inception) to
	December 31, 2011		December 31, 2011
	As Restated *	December 31, 2010	As Restated*

Revenue	$2,821	$-	$4,808

Cost of revenue	-	-	9,214

Gross profit (loss)	2,821	-	(4,406)

Operating expenses
Marketing and advertising	760,863	-	829,833
Marketing and advertising - related party	63,900	-	63,900
Product creation	10,216	-	10,216
Product creation - related party	356,144	1,000,701	1,356,845
General and administrative	5,257,224	156,517	5,754,762
Loss on impairment of website	31,890	-	31,890
Total operating expenses	6,480,237	1,157,218	8,047,446

Net loss	$(6,477,416)	$(1,157,218)	$(8,051,852)

Net loss per common share -
basic and diluted	$(0.20)	$(0.05)	$(0.40)

Weighted average number of common
shares outstanding during the period -
basic and diluted	32,260,909	22,052,911	20,133,972

*Refer to Note 11 to the financial statements for restatement details

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From November 21, 2008 (Inception) to December 31, 2011
				Deficit
				Accumulated		Total
				During the	Stock	Stockholders'
	Common Stock, $0.001 Par Value		Additional	Development	Subscriptions	Equity
	Shares	Amount	Paid in Capital	Stage	Receivable	(Deficit)

Issuance of common stock - founders ($0.001/share)	6,250,000	$6,250	$-	$-	$(6,250)	$-

Net loss - period ended December 31, 2008	-	-	-	(49,831)	-	(49,831)

Balance, December 31, 2008	6,250,000	6,250	-	(49,831)	(6,250)	(49,831)

Receipt of cash on subscription receivable	-	-	-	-	6,250	6,250

Issuance of common stock for cash and subscription
receivable ($0.001, 0.01 and $0.10/share)	7,855,000	7,855	161,145	-	(33,000)	136,000

Share-based compensation - stock ($0.001 and $0.10/share)	3,058,500	3,059	228,541	-	-	231,600

Issuance of common stock in conversion of debt ($0.10/share)	1,067,000	1,067	105,633	-	-	106,700

Net loss - year ended December 31, 2009	-	-	-	(367,387)	-	(367,387)

Balance, December 31, 2009	18,230,500	18,231	495,319	(417,218)	(33,000)	63,332

Receipt of cash on subscription receivable	-	-	-	-	33,000	33,000

Issuance of common stock for cash ($0.10/share)	3,765,000	3,765	372,735	-	-	376,500

Share-based compensation - stock ($0.10/share)	2,000,000	2,000	198,000	-	-	200,000

Net loss - year ended December 31, 2010	-	-	-	(1,157,218)	-	(1,157,218)

Balance, December 31, 2010	23,995,500	23,996	1,066,054	(1,574,436)	-	(484,386)

Issuance of common stock and warrants for cash
($0.10 - $1.00/share)	13,917,069	13,917	6,110,317	-	-	6,124,234

Share-based compensation - stock ($0.10 - $1.27/share), as restated	1,520,809	1,521	574,619	-	-	576,140

Share-based compensation - options, as restated	-	-	3,623,590	-	-	3,623,590

Share-based compensation - warrants	-	-	46,399	-	-	46,399

Net loss - year ended December 31, 2011, as restated	-	-	-	(6,477,416)	-	(6,477,416)

Balance, December 31, 2011, as restated	39,433,378	$39,434	$11,420,979	$(8,051,852)	$-	$3,408,561

*Refer to Note 11 to the financial statements for restatement details

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Cash Flows

			From
			November 21, 2008
	Year Ended		(Inception) to
	December 31, 2011		December 31, 2011
	As Restated *	December 31, 2010	As Restated *
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,477,416)	$(1,157,218)	$(8,051,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,526	-	14,221
Share-based compensation expense - stock	347,818	200,000	773,723
Share-based compensation expense - options	3,623,590	-	3,623,590
Share-based compensation expense - warrants	46,399	-	46,399
Loss on impairment of website	31,890	-	31,890
Changes in operating assets and liabilities:
Inventory	(178,541)	-	(178,541)
Deposits	(194,723)	-	(194,723)
Prepaid expenses	(536,446)	-	(536,446)
Accounts payable and accrued liabilities	347,688	61,442	409,130
Accounts payable and accrued liabilities - related party	(343,075)	406,252	63,177
Net cash used in operating activities	(3,324,290)	(489,524)	(3,999,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(49,127)	-	(49,127)
Patents and trademarks	(18,269)	-	(18,269)
Website development	(42,137)	-	(42,137)
Net cash used in investing activities	(109,533)	-	(109,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable - related party	25,000	20,000	151,700
Repayment of loans payable - related party	(20,000)	-	(20,000)
Proceeds from issuance of common stock and warrants	6,124,234	409,500	6,675,984
Net cash provided by financing activities	6,129,234	429,500	6,807,684

Net increase (decrease) in cash	2,695,411	(60,024)	2,698,719

Cash - beginning of period	3,308	63,332	-

Cash - end of period	$2,698,719	$3,308	$2,698,719

Supplemental Disclosure of Non-Cash Financing Activity
Stock issued in exchange for debt	$-	$-	$106,700
Prepaid expenses	$228,322	$-	$228,322

*Refer to Note 11 to the financial statements for restatement details.

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Note 1             Organization and Nature of Operations

Respect Your Universe, Inc. (“the Company”) was incorporated in the State of Nevada on November 21, 2008 to market a line of athletic apparel.

Note 2             Liquidity and Management’s Plans

As reflected in the accompanying financial statements, the Company had a net loss of $6,477,416 and net cash used in operations of $3,324,290 for the year ended December 31, 2011.

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

Such estimates and assumptions impact, among others, the following: net realizable value of inventory and potential impairment, valuation and potential impairment associated with intellectual property and website development costs, the fair value of share-based payments, and related estimates and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2011 and December 31, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. At December 31, 2011, the cash in the Company’s bank accounts exceeded the federally insured limits by $2,472,180.  The Company believes it is not exposed to any significant credit risk on cash and short-term investments due to the temporary unlimited deposit insurance coverage at all FDIC-insured depository institutions through December 31, 2012.

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

Prepaid Expenses

Includes costs incurred for prepaid commissions, insurance, marketing, promotions and professional fees.  All prepaid expenses are amortized over the estimated useful life.

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

As of December 31, 2011 and 2010, the Company’s patent and trademark costs are as follows:

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

As of December 31, 2011 and 2010, the Company’s website development costs are as follows:

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

In December 2011, the Company executed an agreement for the development of a new website to support the expanded web store which is expected to launch during the first quarter of 2012 (see website development note above).  As a result, the Company has determined a significant decrease in the market value of the original website and a significant adverse change in the extent or manner in which the original website will be used in subsequent periods.  An impairment loss of $31,890 has been recognized for the year ended December 31, 2011.

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

Marketing and Advertising

Marketing and advertising costs are expensed as incurred.  Advertising production costs are expensed in the month the advertising runs.  Media placement costs are expensed in the month during which the advertisement appears.  In addition, advertising costs include endorsement expenses and marketing contracts. Accounting for endorsement costs and marketing contracts is based upon the specific contract provisions and are generally expensed over the term of the contract.  The Company recognized marketing and advertising expense of $824,763 and $0 for the years ended December 31, 2011 and 2010, respectively.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Of the total amount expensed, and as reflected on the statement of operations, an allocation has been made to a related party classification for amounts incurred with an entity in which the former Chairman of the Board has an ownership interest in.

The Company had prepaid marketing and advertising assets of $460,038 and $0 at December 31, 2011 and December 31, 2010, respectively, which is a component of prepaid expenses on the balance sheet.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses include share-based compensation and fees paid to a consultant for the design, development, merchandising, sourcing and production of a clothing line.  Research and development costs for the years ended December 31, 2011 and 2010 were $366,360 and $1,000,701, respectively.

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

Share-Based Payments

The Company estimates the cost of share-based payments to employees based on the award’s fair value on the grant date, and recognizes the associated expense ratably over the requisite period.  The estimated cost is derived at using the Black-Scholes option pricing model, which includes assumptions that are highly subjective.  The Company may adjust these assumptions periodically to reflect changes in market conditions and historical experience.  Consequently, expenses reported for share-based payments to employees in the future may differ significantly from those reported in the current period.

When estimating fair value, the Company  considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.
●	The Company has not paid any dividends on common stock since our inception and does not anticipate paying dividends on our common stock in the foreseeable future.
●
The expected term of the award is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 107. SAB 107’s guidance was extended indefinitely by SAB 110.

●	The expected volatility is based on the historical volatility of our common stock based on the daily quoted closing trading prices.
●	The forfeiture rate is based on an estimate of awards not expected to fully vest.

The straight-line attribution method is used for awards that include vesting provisions.  If an award is granted, but vesting does not occur, any previously recognized expense is reversed in the period in which the termination of service occurs.

The Company measures the fair value of share-based payments to non-employees at the measurement date, which occurs at the earlier of the date performance commitment is reached or performance is completed.  Recognition of share-based payments occurs as services are received.  The Company treats fully-vested, non-forfeitable shares issued to non-employees in the same manner as if it had paid for the services received with cash.  Unvested, forfeitable shares are accounted for as unissued until the point vesting occurs.

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

The Company had the following potential common stock equivalents at December 31, 2011 and 2010:

	2011	2010

Stock options, exercise price $0.69 - $2.26	3,242,170	-
Common stock warrants, conversion price $1.27 - $1.80	5,440,151	-
Unvested, forfeitable restricted stock grants	1,406,250	-
Total common stock equivalents	10,088,571	-

Since the Company incurred a net loss during 2011 and 2010, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

The Company has a total of 50,000 unvested options that will vest through September 2015 and a total of 25,000 unvested common stock warrants that will vest evenly at 5,000 per month through May 2012.  The Company’s unvested stock grants will vest evenly through August 2013.  All equity instruments are expected to vest without forfeiture.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations or cash flows.

Note 4             Commitments – Related Party

Beginning in February 1, 2010, the Company entered into a consulting agreement with Exit 21 Global Solutions, LLC (“Exit 21”), an entity controlled by the Company’s former Chief Executive Officer and current Chief Operating Officer, to assist the Company in the development of a clothing line.

As of December 31, 2011 and 2010 this vendor represents 13% and 87% of accounts payable, respectively.  See also Note 10 (B) for the terms of the consulting agreement with Exit 21 subsequent to December 31, 2011.

The contract had both cash and non-cash components for compensation as follows:

		Common Stock Shares		Common Stock Options
	Cash	Quantity	Fair Market Value	Quantity	Fair Market Value	Total Compensation

February 2010 (1)	$314,860	500,000	$50,000	-	$-	$364,860
May 2010 (1)	585,000	1,500,000	150,000	-	-	735,000
July 2011 (2)	350,000	-	-	600,000	1,304,937	1,654,937
	$1,249,860	2,000,000	$200,000	600,000	$1,304,937	$2,754,797

(1)	Fair value of $0.10/share was based upon recent cash offerings to third parties.

(2)	In connection with the 600,000 stock options granted on July 1, 2011, the Black-Scholes assumptions used were as follows:

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Exercise price	$2.26
Expected dividends	0%
Expected volatility	127%
Risk free interest rate	3.22%
Expected term of option	10 years
Expected forfeitures	0%

As of December 31, 2011, these options were fully vested.

Note 5             Loans Payable – Related Party

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

On August 28, 2010, the Company’s then Chief Executive Officer, who is now the former Chairman of the Board, loaned the Company $20,000. The loan was non-interest bearing, unsecured and was repaid on August 15, 2011.

On March 8, 2011, an entity affiliated with the Company’s then Chief Executive Officer, who is now the former Chairman of the Board, loaned the Company $25,000. The loan is non-interest bearing, unsecured and was repaid on March 8, 2012.

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

(C)           Stock Issued for Services

Year Ended December 31, 2009

The Company issued to non-employees 3,058,500 shares of common stock having a fair value of $231,600 ($0.001 - $0.10/share).

Year Ended December 31, 2010

The Company issued to non-employees 2,000,000 shares of common stock having a fair value of $200,000 ($0.10/share).

Year Ended December 31, 2011

The Company issued to non-employees 1,520,809 shares of common stock having a fair value of $576,140 ($0.10 - $1.27/share).  227,041 shares, or $234,017, of which are payments for future services.

The following is a summary of the Company’s 2011 restricted stock grants that are subject to vesting and forfeiture, and as such are treated as unissued for accounting purposes until vested:

		Vesting Schedule
Date	Quantity Granted	2011	2012 and Thereafter

August 2011	750,000	93,750	656,250
December 2011	1,000,000	250,000	750,000
	1,750,000	343,750	1,406,250

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Stock payments to non-employees for future services that are fully vested and non-forfeitable are recorded as a prepaid expense on the measurement date, and expensed evenly over the period services are provided.

The following is a summary of activity during 2011 for stock payments to non-employees reported as a component of prepaid expenses on the Company’s balance sheet:

Prepaid balance - December 31, 2010	$-
Issuances of stock for future services	234,017
Amortization of prepaid balance	(5,695)
Prepaid balance - December 31, 2011	$228,322

During the year ended December 31, 2011 and 2010 the Company expensed $347,818 and $200,000 related to restricted stock issued for services, respectively.

(D)           Stock Options

On June 10, 2011, the Company adopted the 2011 Incentive Award Plan (“the Plan”). The total number of shares of stock, which may be granted by options or certain stock awards, shall not exceed 5,000,000. The Plan indicates that the exercise price of an award is equivalent to the market value of the Company’s common stock on the grant date.

Including the 600,000 options issued for services discussed in 4, the Company had the following stock option grants during 2011:

	Quantity		Vesting Schedule
Date	Granted	Fair Value	2011	2012 and Thereafter	Expiration

June 2011	1,800,000	$1,149,652	1,800,000		5 – 10	Years
July 2011	950,000	1,991,263	950,000	-	10	Years
August 2011	228,670	246,415	228,670	-	10	Years
September 2011	13,500	17,301	13,500	-	10	Years
October 2011	250,000	271,718	200,000	50,000	10	Years
	3,242,170	$3,676,349	3,192,170	50,000

The Black-Scholes assumptions used are as follows:

Exercise price	$0.69 - $2.26
Expected dividends	0%
Expected volatility	127% - 136%
Risk free interest rate	1.92% - 3.22%
Expected term of option	5 - 10 years
Expected forfeitures	0%

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Balance - December 31, 2010	-	$-
Granted	3,242,170	$1.24
Exercised	-	$-
Forfeited	-	$-
Outstanding - December 31, 2011	3,242,170	$1.24	8.28 years	$558,000
Exercisable - December 31, 2011	3,192,170	$1.26	8.76 years	$511,500

Grant date fair value of options - 2011	$3,676,349
Weighted average grant date fair value - 2011	$1.18

Outstanding options held by related parties – 2011	1,928,670
Exercisable options held by related parties – 2011	1,928,670
Fair value of stock options held by related parties - 2011	$2,696,995

The Company expensed $3,623,590 and $0 related to stock option grants on December 31, 2011 and 2010, respectively.

(E)	Warrants

In addition to the 5,415,151 warrants issued in connection with the June 2011 private placement discussed in Note 6 (B), the Company issued the following warrants for services rendered in 2011:

	Quantity		Vesting Schedule
Date	Granted	Fair Value	2011	2012	Expiration

August 2011	50,000	$92,798	25,000	25,000	3 Years

The Company expensed $46,399 and $0 related to stock warrants issued for services on December 31, 2011 and 2010, respectively. The remaining unamortized $46,399 associated with the grant of 50,000 warrants noted above will be recognized as a general and administrative expense during 2012.

The Black-Scholes assumptions used are as follows:

Exercise price	$1.27
Expected dividends	0%
Expected volatility	128%
Risk free interest rate	0.55%
Expected term of warrant	3 years
Expected forfeitures	0%

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

The Company has net operating loss carry forwards for tax purposes totaling approximately $4,382,000 at December 31, 2011, expiring through 2031. There is a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at December 31, 2011 and 2010 are approximately as follows:

	2011	2010
Gross deferred tax assets:
Net operating loss carry forwards	$(954,525)	$(388,000)
Total deferred tax assets	954,525	388,000
Less: valuation allowance	(954,525)	(388,000)
Net deferred tax asset recorded	$-	$-

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

The valuation allowance at December 31, 2010 was $388,000. The net change in valuation allowance during the year ended December 31, 2011 was an increase of $566,525. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2011 and 2010, respectively, (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) approximately as follows:

	2011	2010

Expected tax expense (benefit) – federal	$(2,202,321)	$(393,000)
Non-deductible stock compensation	1,247,796	68,000
Impairment loss	11,000	-
Valuation allowance	943,525	325,000
Actual tax expense (benefit)	$-	$-

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

In connection with the domain lease agreement, the Company issued the following warrants:

Date	Quantity Granted	Fair Value	Vesting Schedule	Expiration

January 2012	15,000	$11,650	15,000 upon issuance	10 Years

The Black-Scholes assumptions used are as follows:

Exercise price	$0.98
Expected dividends	0%
Expected volatility	145%
Risk free interest rate	0.30%
Expected term of warrant	10 years

(B)           Commitments – Related Party

On January 1, 2012, the Company entered into a consulting agreement with Exit 21 Global Solutions, LLC, (“Exit 21”) an entity controlled by the Company’s former Chief Executive Officer and current Chief Operating Officer, for product design, creation, development, merchandising, sourcing and production.  The term of the agreement is for six months and expires June 30, 2012.  The total cash compensation is $386,000.

(C)           Employment Agreements

Effective January 1, 2012, the Company executed an employment agreement with its former Chief Executive Officer as follows:

Term of agreement	1 year
Annual salary	$180,000
Number of options	100,000
Severance	$180,000

Through December 31, 2011, the former Chief Executive Officer had served the same role, but in a consulting capacity through Exit 21.

(D)	Stock Issued for Cash and Warrants

In February 2012, the Company issued 1,500,000 shares for $1,500,000 ($1.00/share).  The Company also issued the holders a one-half stock purchase warrant (750,000 shares) with a maturity of 2 years and 6 months. The exercise price is $1.80 and requires a mandatory conversion by the holder if the market price of the common stock reaches $4.00.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

(E)           Stock Issued for Services

On January 26, 2012, the Company issued 100,000 shares of common stock to a consultant in exchange for services rendered having a fair value of $98,000 ($0.98/share).

(F)           Stock Options

On January 24, 2012, the Company had the following stock option grants:

Date	Quantity Granted	Fair Value	Vesting Schedule	Expiration

January 2012	770,000	$722,924	770,000 over 4 years	10 Years

The Black-Scholes assumptions used are as follows:

Exercise price	$1.00
Expected dividends	0%
Expected volatility	145%
Risk free interest rate	0.39%
Expected term of option	6 -10 years
Expected forfeitures	0%

(G)           Warrants

In addition to the 15,000 warrants issued in connection with the domain lease agreement in Note 10 (A) and the 750,000 warrants issued in connection with the February 2012 private placement discussed in Note 10 (D), the Company also granted the following warrants for consulting services rendered in January 2012:

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

The Black-Scholes assumptions used for the January 2012 grant are as follows:

Exercise price	$1.20
Expected dividends	0%
Expected volatility	145%
Risk free interest rate	0.77%
Expected term of warrant	5 years
Expected forfeitures	0%

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Note 11           Restatement of Previously Issued Financial Statements

Subsequent to the issuance of our financial statements for the year ended December 31, 2011 the Company determined that errors were included in the previously issued financial statements as described below. As a result, we restated our financial statements for the year ended December 31, 2011.

During further review of multiple stock for services contracts, the Company discovered the errors listed below. The restatement corrects those errors.

1)
With respect to a stock for services arrangement entered into in December of 2011, which included payment of cash and 1,000,000 shares of stock in exchange for future marketing services over a 13 month period, the Company noted the agreement included a quarterly vesting schedule for the shares granted, and in the event of termination any unvested shares would be forfeited. The Company’s original accounting treated the 1,000,000 shares as issued and recorded a prepaid expense at the outset of the arrangement, based on the fair value of the shares at the contract start date. The Company had treated the shares in the same manner as if it had paid cash, in line with ASC 505-50-25-4.  However, the Company did not take into account SEC Staff Announcement ASC 505-50-S99-1, which requires that public registrants treat unvested, forfeitable shares as unissued until the future services are received.  The Company also incorrectly concluded a performance commitment was achieved as of the contract start date. However, since there is no sufficiently large disincentive for non-performance present in the contract, a performance commitment and therefore a measurement date was not reached upon the contract start date. Alternatively, the Company was required to defer measurement until completion of services by the counterparty. Based on the preceding, the Company concluded the original accounting for this contract is incorrect for the measurement date and for treating the shares as issued and recording a prepaid expense as of December 31, 2011 for the value of unvested, forfeitable shares. The table below reflects the adjustments necessary to correct this error.

2)
With respect to a separate stock for services arrangement entered into in August 2011 for 750,000 shares of stock for future services over a two-year period, the Company has reviewed and concluded that the accounting for this contract should have been treated similar to the contract discussed in item 1 above.  The measurement date should have been based on performance completion given there was no sufficiently large disincentive for non-performance and therefore no performance commitment at the contract start date.  Performance completion occurs ratably over eight quarters whereupon a corresponding portion of the total shares is no longer subject to forfeiture.  Based on the preceding, the Company concluded that the shares under the arrangement should not have been considered issued and therefore no prepaid balance should have been recorded at the contract start date.  Additionally, because the measurement dates differ from our reporting dates, the Company should have recognized an expense based on the estimated fair value of the stock at the reporting dates and subsequently re-measured the stock at the measurement dates, adjusting the expense accordingly.  The table below reflects the adjustments necessary to correct this error.

3)
Additionally, upon review of the Company’s accounting for employee stock options, it was determined that the formula used to calculate the expected term under the simplified method, within the Black-Scholes fair market valuation model for 2011 employee stock options was incorrectly and inconsistently applied.  The table below reflects the adjustments necessary to correct this error.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

The effect of the restatement on the balance sheet at December 31, 2011 is as follows:

	As Previously Reported	Adjustments	As Restated

ASSETS

Current assets:
Prepaid expenses*	$2,091,341	$(1,326,573)	$764,268
Total current assets	5,163,324	(1,326,573)	3,836,751

Other assets:
Prepaid stock compensation	297,656	(297,656)	-
Total other assets	319,424	(297,656)	21,768

Total assets	$5,530,097	$(1,624,229)	$3,905,868

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	365,067	44,063	409,130
Total current liabilities	453,244	44,063	497,307

Stockholders’ equity:
Common stock, $0.001 par value, 500,000,000
shares authorized; 40,839,628 shares issued
and outstanding, as previously reported, and 39,433,378 as restated	40,840	(1,406)	39,434
Additional paid in capital	13,261,289	(1,840,310)	11,420,979
Deficit accumulated during the development stage	(8,225,276)	173,424	(8,051,852)
Total stockholders’ equity	5,076,853	(1,668,292)	3,408,561

Total liabilities and stockholders' equity	$5,530,097	$(1,624,229)	$3,905,868

* As previously reported, amount is comprised of prepaid stock compensation of 1,554,895 and cash related prepaid expenses of 536,446.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

The effect of the restatement on the statement of operations for the year ended December 31, 2011 is as follows:

	As Previously Reported	Adjustments	As Restated
Operating expenses:
Marketing and advertising	$830,540	$(69,677)	$760,863
General and administrative	5,360,971	(103,747)	5,257,224
Total operating expenses	6,653,661	(173,424)	6,480,237

Net loss	$(6,650,840)	$173,424	$(6,477,416)

Net loss per common share -
basic and diluted	$(0.20)	$-	$(0.20)

Weighted average number of common
shares outstanding during the period -
basic and diluted	33,742,783	(1,481,874)	32,260,909

The effect of the restatement on the statement of operations from November 21, 2008 (inception) to December 31, 2011 is as follows:

	As Previously Reported	Adjustments	As Restated
Operating expenses:
Marketing and advertising	$899,510	$(69,677)	$829,833
General and administrative	5,858,509	(103,747)	5,754,762
Total operating expenses	8,220,870	(173,424)	8,047,446

Net loss	$(8,225,276)	$173,424	$(8,051,852)

Net loss per common share -
basic and diluted	$(0.41)	$0.01	$(0.40)

Weighted average number of common
shares outstanding during the period -
basic and diluted	20,263,232	(129,260)	20,133,972

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

The effect of the restatement on the statement of cash flows for the year ended December 31, 2011 is as follows:

	As Previously Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,650,840)	$173,424	$(6,477,416)
Share-based compensation - stock*	483,588	(135,770)	347,818
Share-based compensation - options	3,751,705	(128,115)	3,623,590
Accounts payable and accrued liabilities	303,625	44,063	347,688
Net cash used in operating activities	$(3,324,291)	$1	$(3,324,290)

Supplemental Disclosures of Non-Cash Financing Activity
Prepaid Expenses	$2,183,440	$(1,955,118)	$228,322

*As previously reported, amount is comprised of amortization of prepaid stock compensation of $330,889 and stock issued for services of $152,699.

The effect of the restatement on the statement of cash flows from November 21, 2008 (inception) to December 31, 2011 is as follows:

	As Previously Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(8,225,276)	$173,424	$(8,051,852)
Share-based compensation - stock*	915,188	(135,770)	779,418
Share-based compensation - options	3,751,705	(128,115)	3,623,590
Accounts payable and accrued liabilities	365,067	44,063	409,130
Net cash used in operating activities	$(3,999,433)	$(1)	$3,999,432

Supplemental Disclosures of Non-Cash Financing Activity
Prepaid Expenses	$2,183,440	$1,955,118	$228,322

*As previously reported, amount is comprised of amortization of prepaid stock compensation of $584,299 and stock issued for services of $330,899.