Form 10-Q/A
period 2012-03-31
RESPECT YOUR UNIVERSE, INC.
filed 2012-11-19
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  41,377,128 shares of common stock as of May 14, 2012.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as originally filed with the Securities and Exchange Commission on May 15, 2012 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”.  We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended March 31, 2012 needed to be restated to correct for errors in our accounting for stock-for-services contracts.  See Note 12 to the Financial Statements.

We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors.

RESPECT YOUR UNIVERSE, INC.
FOR THE THREE MONTHS ENDED
MARCH 31, 2012

PART I

Item 1	Financial Statements

Respect Your Universe, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2012
	As restated*	December 31, 2011
ASSETS	Unaudited

Current assets
Cash	$2,006,884	$2,698,719
Due from factor, net	22,028	-
Inventory	497,650	178,541
Deposits	794,059	194,723
Prepaid expenses	659,447	764,768
Other current assets	95,493	-
Total current assets	4,075,561	3,836,751

Property and equipment, net	49,875	47,349

Other assets
Intangible assets, net	228,541	21,768
Total other assets	228,541	21,768

Total assets	$4,353,977	$3,905,868

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$638,713	$409,130
Accounts payable - related party	17,599	63,177
Loans payable - related party	-	25,000
Current portion of long-term capital lease	13,125	-
Total current liabilities	669,437	497,307

Long-term liabilities
Capital lease, net of current portion	108,825	-
Total long-term liabilities	108,825	-

Stockholders’ equity
Common stock, $0.001 par value, 500,000,000
shares authorized; 41,377,128 and 39,433,378
shares issued and outstanding, respectively	41,378	39,434
Additional paid in capital	13,537,851	11,420,979
Deficit accumulated during the development stage	(10,003,514)	(8,051,852)
Total stockholders’ equity	3,575,715	3,408,561

Total liabilities and stockholders' equity	$4,353,977	$3,905,868

*Refer to Note 12 to the financial statements for restatement details

See accompanying notes to the financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Operations
Unaudited

			From November 21, 2008
	Three Months Ended		(Inception) to
	March 31, 2012		March 31, 2012
	As restated*	March 31, 2011	As restated*

Revenues, net	$64,126	$-	$68,934

Cost of goods sold	35,912	-	45,126

Gross profit	28,214	-	23,808

Operating expenses
Marketing and advertising	634,623	-	1,464,456
Marketing and advertising - related party	-	-	63,900
Product creation	-	-	10,216
Product creation - related party	315,400	205,074	1,672,245
General and administrative	1,029,853	21,522	6,784,615
Loss on impairment of website	-	-	31,890
Total operating expenses	1,979,876	226,596	10,027,322

Net loss	$(1,951,662)	$(226,596)	$(10,003,514)

Net loss per common share -
basic and diluted	$(0.05)	$(0.01)	$(0.46)

Weighted average number of common
shares outstanding during the period -
basic and diluted	40,092,032	24,701,056	21,615,362

*Refer to Note 12 to the financial statements for restatement details

See accompanying notes to the financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From November 21, 2008 (Inception) to March 31, 2012
Unaudited

				Deficit
				Accumulated		Total
				During the	Stock	Stockholders'
	Common Stock, $0.001 Par Value		Additional	Development	Subscriptions	Equity
	Shares	Amount	Paid in Capital	Stage	Receivable	(Deficit)

Issuance of common stock - founders ($0.001/share)	6,250,000	$6,250	$-	$-	(6,250)	$-

Net loss - period ended December 31, 2008	-	-	-	(49,831)	-	(49,831)

Balance, December 31, 2008	6,250,000	6,250	-	(49,831)	(6,250)	(49,831)

Receipt of cash on subscription receivable	-	-	-	-	6,250	6,250

Issuance of common stock for cash and subscription
receivable ($0.001, 0.01 and $0.10/share)	7,855,000	7,855	161,145	-	(33,000)	136,000

Share-based compensation - stock ($0.001 and $0.10/share)	3,058,500	3,059	228,541	-	-	231,600

Issuance of common stock in conversion of debt ($0.10/share)	1,067,000	1,067	105,633	-	-	106,700

Net loss - year ended December 31, 2009	-	-	-	(367,387)	-	(367,387)

Balance, December 31, 2009	18,230,500	18,231	495,319	(417,218)	(33,000)	63,332

Receipt of cash on subscription receivable	-	-	-	-	33,000	33,000

Issuance of common stock for cash ($0.10/share)	3,765,000	3,765	372,735	-	-	376,500

Share-based compensation - stock ($0.10/share)	2,000,000	2,000	198,000	-	-	200,000

Net loss - year ended December 31, 2010	-	-	-	(1,157,218)	-	(1,157,218)

Balance, December 31, 2010	23,995,500	23,996	1,066,054	(1,574,436)	-	(484,386)

Issuance of common stock and warrants for cash
($0.10 - $1.00/share)	13,917,069	13,917	6,110,317	-	-	6,124,234

Share-based compensation - stock ($0.10 - $1.27/share)	1,520,809	1,521	574,619	-	-	576,140

Share-based compensation - options	-	-	3,623,590	-	-	3,623,590

Share-based compensation - warrants	-	-	46,399	-	-	46,399

Net loss - year ended December 31, 2011	-	-	-	(6,477,416)	-	(6,477,416)

Balance, December 31, 2011	39,433,378	39,434	11,420,979	(8,051,852)	-	3,408,561

Share-based compensation - stock ($0.97 - 0.98/share), as restated*	443,750	444	446,932	-	-	447,376

Issuance of common stock and warrants for cash
($1.00/share), net of offering costs of $6,900	1,500,000	1,500	1,491,600	-	-	1,493,100

Issuance of warrants for capital lease	-	-	11,650	-	-	11,650

Share-based compensation - options, as restated*	-	-	51,992	-	-	51,992

Share-based compensation - warrants	-	-	114,698	-	-	114,698

Net loss - period ended March 31, 2012, as restated*	-	-	-	(1,951,662)	-	(1,951,662)

Balance, March 31, 2012, as restated*	41,377,128	$41,378	$13,537,851	$(10,003,514)	$-	$3,575,715

*Refer to Note 12 to the financial statements for restatement details

See accompanying notes to the financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Cash Flows
Unaudited

			From November 21, 2008
	Three Months Ended		(Inception) to
	March 31, 2012		March 31, 2012
	As restated*	March 31, 2011	As restated*
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,951,662)	$(226,596)	$(10,003,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,706	-	6,706
Share-based compensation expense - stock	447,725	-	1,227,143
Share-based compensation expense - options	51,992	-	3,675,582
Share-based compensation expense - warrants	114,698	-	161,097
Loss on impairment of website	-	-	31,890
Changes in operating assets and liabilities:
Due from factor	(22,028)	-	(22,028)
Inventory	(319,109)	-	(497,650)
Deposits	(599,336)	-	(794,059)
Prepaid expenses	104,971	-	(431,475)
Other current assets	(95,492)	-	(95,492)
Accounts payable and accrued liabilities	229,583	168,736	638,713
Accounts payable - related party	(45,578)	-	17,599
Net cash used in operating activities	(2,077,530)	(57,860)	(6,085,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,229)	-	(54,578)
Acquisition of intangible assets	(72,176)	-	(125,834)
Net cash used in investing activities	(79,405)	-	(180,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable - related party	-	25,000	151,700
Repayments on loans payable - related party	(25,000)	-	(45,000)
Payments on capital lease obligations	(3,000)	-	(3,000)
Proceeds from issuance of common stock and warrants	1,500,000	30,000	8,175,984
Offering costs	(6,900)	-	(6,900)
Net cash provided by financing activities	1,465,100	55,000	8,272,784

Net increase (decrease) in cash	(691,835)	(2,860)	2,006,884

Cash - beginning of period	2,698,719	3,308	-

Cash - end of period	$2,006,884	$448	$2,006,884

Supplemental Disclosure of Non-Cash Financing Activities
Stock issued in exchange for debt	$-	$-	$106,700
Prepaid expenses	$227,972	$-	$227,972
Warrants issued for capital lease	$11,650	$-	$11,650
Capital lease obligation incurred to acquire intangible assets	$124,950	$-	$124,950

*Refer to Note 12 to the financial statements for restatement details

See accompanying notes to the financial statements

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

The financial information as of December 31, 2011 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 and form 10-K for the year ended December 31, 2010.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2011.

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

Note 3                Liquidity and Management’s Plans

As reflected in the accompanying financial statements, the Company had a net loss of $1,951,662 and net cash used in operations of $2,077,530 for the three months March 31, 2012.  The Company has nominal revenue and is in the development stage.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities.

Management believes that the cash balance on March 31, 2012 of approximately $2 million, the current level of working capital, anticipated cash that will be received from expected future sales, and additional funds through the issuance of equity securities will be sufficient to sustain operations for the next twelve months.

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

Such estimates and assumptions impact, among others, the following: net realizable value of property, equipment and inventory and related potential obsolescence, valuation and potential impairment associated with intangible assets, fair value of share-based payments and related estimates, and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

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

Deposits

Deposits are generally required by the manufacturer in order to produce inventory.

Prepaid Expenses

Prepaid expenses consist of the following as of March 31, 2012 and December 31, 2011:

	2012			2011
	Cash	Common Stock	Total	Cash	Common Stock	Total

Investor relations	$-	$-	$-	$22,812	$-	$22,812
Marketing	395,260	227,972	623,232	460,038	228,322	688,360
Other	36,215	-	36,215	53,596	-	53,596
Total prepaid expenses	$431,475	$227,972	$659,447	$536,446	$228,322	$764,768

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

Prepaid expenses are amortized over the related service period, which are less than or equal to 1 year.

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

The estimated useful lives are:

Leasehold improvements	1 year
Computers and office equipment	5 years
Furniture and fixtures	7 years
Software	3 years
Tradeshow and event equipment	2 - 3 years

Property and equipment consist of the following as of March 31, 2012 and December 31, 2011:

	2012	2011

Leasehold improvements	$2,400	$2,400
Computers and office equipment	11,997	11,998
Software	30,500	30,500
Furniture and fixtures	4,230	4,230
Tradeshow and event equipment	7,229	-
	56,357	49,128
Accumulated depreciation	(6,481)	(1,779)
Property and equipment, net	$49,875	$47,349

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

As of March 31, 2012 and December 31, 2011, the Company’s patent and trademark costs are as follows:

	2012	2011

Patent and trademarks	$44,955	$17,101

During the three months ended March 31, 2012 and 2011, the Company amortized $0 and $0 related to patent and trademark costs, respectively.

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

The Company’s current website was placed into service in February 2012.  During the three months ended March 31, 2012 and 2011, the Company amortized $3,171 and $0 related to website development costs, respectively.

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

Of the total amount expensed, and as reflected on the statement of operations, an allocation has been made to a related party classification for amounts incurred with an entity that a Director has ownership in.

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

The Company had the following potential common stock equivalents at March 31, 2012 and December 31, 2011:

	2012	2011

Stock options, exercise price $0.69 - $2.26	4,016,170	3,242,170
Common stock warrants, conversion price $0.98 - $1.80	6,330,151	5,440,151
Unvested, forfeitable restricted stock grants	1,062,500	1,406,250
Total common stock equivalents	11,408,921	10,008,571

Since the Company incurred a net loss during 2012 and 2011, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

The Company has a total of 820,000 unvested options that will vest through December 2015 and a total of 50,000 unvested common stock warrants that will vest through July 2012.  All options and warrants are expected to vest without forfeiture.

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

2012

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

(C)           Stock Issued for Services

Year Ended December 31, 2009

The Company issued 3,058,500 shares of common stock to consultants, in exchange for services rendered, for a total of $231,600 ($0.001 - $0.10/share), based upon the fair value of the services rendered.

Year Ended December 31, 2010

The Company issued 2,000,000 shares of common stock to consultants, in exchange for services rendered, having a fair value of $200,000 ($0.10/share).

Year Ended December 31, 2011

The Company issued 1,520,809 shares of common stock, in exchange for services rendered having a fair value of $576,140 ($0.10 - $1.16/share). 227,041 shares, or $234,017 of which are payments for future services.

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

The following is a summary of activity during 2012 for stock payments to non-employees reported as prepaid expenses on the Company’s balance sheet:

Prepaid balance - December 31, 2011	$228,322
Issuances of stock for future services	167,308
Amortization of prepaid balance	(167,658)
Prepaid balance - March 31, 2012	$227,972

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

There were no restricted stock grants issued in Q1 subject to vesting or forfeiture.

During the three months ended March 31, 2012 and 2011 the Company expensed $447,725 and $0 related to restricted stock issued for services, respectively.

(D)           Stock Options

On June 10, 2011, the Company adopted the 2011 Incentive Award Plan (“the Plan”). The total number of shares of stock which may be granted by options or certain stock awards shall not exceed 5,000,000. The Plan indicates that the exercise price of an award is equivalent to the market value of the Company’s common stock on the grant date.

Including the 600,000 options issued for services discussed in Note 9 (A), Commitments - Related Party, the Company had the following stock option grants:

	Quantity
	of Shares	Fair Market	Share Vesting Schedule
Grant Date	Granted	Value	2011	2012	2013 and Thereafter		Expiration

June 2011	1,800,000	$1,149,652	1,800,000	-	-	-	5 – 10	Years
July 2011	950,000	1,991,263	950,000	-	-	-	10	Years
August 2011	228,670	246,415	228,670	-	-	-	10	Years
September 2011	13,500	17,301	13,500	-	-	-	10	Years
October 2011	250,000	271,718	200,000	12,500	37,500	Over 3years	10	Years
January 2012	770,000	722,924	-	192,500	577,500	Over 3years	10	Years
March 2012	4,000	3,292	-	4,000	-	-	10	Years
	4,016,170	$4,402,565	3,192,170	209,000	615,000

The Black-Scholes assumptions used are as follows:

	March 31, 2012	December 31, 2011

Exercise price	$0.97 - $1.00	$0.69 - $2.26
Expected dividends	0%	0%
Expected volatility	145%	127% - 136%
Risk free interest rate	0.39% - 0.46%	1.92% - 3.22%
Expected term of option	5-10 years	5 - 10 years
Expected forfeitures	0%	0%

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Balance - December 31, 2010	-	$-		$-
Granted	3,242,170	1.24	8.58 years
Exercised	-
Forfeited/Cancelled	-
Balance - December 31, 2011	3,242,170	1.24		$-
Granted	774,000	1.00	9.76 years
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - March 31, 2012	4,016,170	$1.19	8.60 years	$504,000
Exercisable - March 31, 2012	3,196,170	$1.24	8.51 years	$462,000

	Quarter ended March 31, 2012	Year ended December 31, 2011

Grant date fair value of options	$4,402,566	$3,676,349
Weighted average grant date fair value	$1.10	$1.18

Outstanding options held by related parties	2,332,670	1,928,670
Exercisable options held by related parties	1,832,670	1,928,670
Fair value of stock options held by related parties	$3,058,905	$2,696,995

During the three months ended March 31, 2012 and 2011, the Company expensed $51,992 and $0 related to stock option grants, respectively.

(E)	Warrants

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

(1)
The Company has also committed to grant an additional 400,000 warrants to this consultant for services to be rendered. The grants will be in increments of 100,000 warrants after 3 months of service, over the course of 1 year. The Company will value these warrants at each grant date.   All warrants under the agreement will be fully vested upon grant. Grant dates will be April 2012, July 2012, October 2012 and January 2013.  See also 11, Subsequent Events, regarding the April 2012 issuance.

During the three months ended March 31, 2012 and 2011, the Company expensed $114,699 and $0 related to stock warrants issued for services, respectively.

The Black-Scholes assumptions used are as follows:

	Quarter ended March 31, 2012	Year ended December 31, 2011

Exercise price	$0.98 - 1.20	$1.20 - 1.27
Expected dividends	0%	0%
Expected volatility	145%	145%
Risk free interest rate	0.30 – 0.77%	0.55 – 0.77%
Expected life of warrant	5 – 10 years	3 – 10 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2010	-	$-		$-
Granted	5,465,151	1.80
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - December 31, 2011	5,465,151	1.80	1.49 years	$-
Granted	865,000	1.72
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - March 31, 2012	6,330,151	$1.78	1.66 years	$-
Exercisable - March 31, 2012	6,330,151	$1.78	1.65 years	$-

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

The consulting agreement had both cash and non-cash components for compensation as follows:

		Common Stock Shares		Common Stock Options
	Cash	Quantity of Shares	Fair Market Value	Quantity of Shares	Fair Market Value	Total Compensation

February 2010 (1)	$314,860	500,000	$50,000	-	$-	$364,860
May 2010 (1)	585,000	1,500,000	150,000	-	-	735,000
June 2011 (2)	350,000	-	-	600,000	1,304,937	1,654,937
January 2012	386,000	-	-	-	-	386,000
	$1,635,860	2,000,000	$200,000	600,000	$1,304,937	$3,140,797

(1)           Fair value of $0.10/share was based upon recent cash offerings to third parties.

(2)	In connection with the 600,000 stock options granted on July 1, 2011, the Black-Scholes assumptions used were as follows:

Exercise price	$2.26
Expected dividends	0%
Expected volatility	127%
Risk free interest rate	3.22%
Expected life of option	10 years
Expected forfeitures	0%

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

Note 12           Restatement of Previously Issued Financial Statements

Subsequent to the issuance of our financial statements for the quarter ended March 31, 2012 the Company determined that errors were included in the previously issued financial statements, as described below. As a result, we restated our financial statements for the quarter ended March 31, 2012.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

During further review of multiple stock for service contracts, the Company discovered the following errors:

1)
With respect to a separate stock for services arrangement entered into in December of 2011, which included payment of cash and 1,000,000 shares of stock in exchange for future marketing services over a 13 month period, the Company noted the agreement included a quarterly vesting schedule for the shares granted, and in the event of termination any unvested shares would be forfeited. The Company’s original accounting treated the 1,000,000 shares as issued and recorded a prepaid expense at the outset of the arrangement, based on the fair value of the shares at the contract start date. The Company had treated the shares in the same manner as if it had paid cash, in line with ASC 505-50-25-4.  However, the Company did not take into account SEC Staff Announcement ASC 505-50-S99-1, which requires that public registrants treat unvested, forfeitable shares as unissued until the future services are received.  The Company also incorrectly concluded a performance commitment was achieved as of the contract start date. However, since there is no sufficiently large disincentive for non-performance present in the contract, a performance commitment and therefore a measurement date was not reached upon the contract start date. Alternatively, the Company was required to defer measurement until completion of services by the counterparty. Based on the preceding, the Company concluded the original accounting for this contract is incorrect for the measurement date and for treating the shares as issued and recording a prepaid expense as of December 31, 2011 for the value of unvested, forfeitable shares. The table below reflects the adjustments necessary to correct this error.

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

3)
Another stock for services arrangement was entered into on January 26, 2012 and has a 12-month service period.  Consideration paid for the services included 100,000 shares of stock issued up front, and 500,000 shares of warrants.  Issuance of the warrants is as follows: 100,000 up front and 100,000 each of the following 4 quarters (every 3 months until the end of the term for a total of 500,000 warrants).  The 100,000 shares of stock do not include vesting or forfeiture clauses, nor does the contract include a claw-back provision in the event of non-performance.  Consequently, the Company treated the measurement date at performance commitment and recognized the corresponding expense up front.  Regarding the Company’s accounting for the warrants, given they were issued over the term and fully vest upon issuance, we determined the measurement date to be at performance completion, at each of the dates of issuance.  The Company recognized the fair value of warrants as an expense in the month they were issued.  Per ASC 505-50-30-21, because the measurement dates differ from our reporting dates, at each reporting date the Company should have accrued an expense for services received.  The expense should be based on the fair value of the warrants at the reporting.  The Company should have then recorded an adjustment to the expense at the subsequent measurement date. The table below reflects the adjustments necessary to correct this error.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

4)
Additionally, upon review of the Company’s accounting for employee stock options, it was determined that the formula used to calculate the expected term under the simplified method, within the Black-Scholes fair market valuation model for 2011 employee stock options was incorrectly and inconsistently applied.  The table below reflects the adjustments necessary to correct this error.

The effect of the restatement on the balance sheet at March 31, 2012 is as follows:

	As Previously Reported	Adjustments	As Restated

ASSETS

Current assets
Prepaid expenses	$1,716,709	$(1,057,262)	$659,447
Total current assets	5,132,822	(1,057,261)	4,075,561

Other assets
Prepaid expenses, net of current portion	178,594	(178,594)	-
Total other assets	407,135	(178,594)	228,541

Total assets	$5,589,832	$(1,235,855)	$4,353,977

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	538,563	100,150	638,713
Total current liabilities	569,287	100,150	669,437

Stockholders’ equity
Common stock, $0.001 par value, 500,000,000
shares authorized; 42,439,628 shares issued
and outstanding, as previously reported, and 41,377,128 as restated	42,440	(1,062)	41,378
Additional paid in capital	15,033,090	(1,495,239)	13,537,851
Deficit accumulated during the development stage	(10,163,810)	160,296	(10,003,514)
Total stockholders’ equity	4,911,720	(1,336,005)	3,575,715

Total liabilities and stockholders' equity	$5,589,832	$(1,235,855)	$4,353,977

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

The effect of the restatement on the statement of operations for the three months ended March 31, 2012 is as follows:

	As Previously Reported	Adjustments	As Restated
Operating expenses
Marketing and advertising	$660,847	$(26,224)	$634,623
General and administrative	990,501	39,352	1,029,853
Total operating expenses	1,966,748	13,128	1,979,876

Net loss	$(1,938,534)	$(13,128)	$(1,951,662)

Net loss per common share -
basic and diluted	$(0.05)	$-	$(0.05)

Weighted average number of common
shares outstanding during the period -
basic and diluted	41,455,013	(1,362,981)	40,092,032

The effect of the restatement on the statement of operations from November 21, 2008 (inception) to March 31, 2012 is as follows:

	As Previously Reported	Adjustments	As Restated
Operating expenses
Marketing and advertising	$1,560,357	$(95,901)	$1,464,456
General and administrative	6,849,010	(64,395)	6,784,615
Total operating expenses	10,187,618	(160,296)	10,027,322

Net loss	$(10,163,810)	$160,296	$(10,003,514)

Net loss per common share -
basic and diluted	$(0.46)	$-	$(0.46)

Weighted average number of common
shares outstanding during the period -
basic and diluted	21,951,674	(336,312)	21,615,362

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

The effect of the restatement on the statement of cash flows for the three months ended March 31, 2012 is as follows:

	As Previously Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,938,534)	$(13,128)	$(1,951,662)
Share-based compensation - stock	486,723	(38,998)	447,725
Share-based compensation	170,651	(3,961)	166,690
Accounts payable and accrued liabilities	173,496	56,087	229,583
Net cash used in operating activities	$(2,077,530)	$-	$(2,077,530)

Supplemental Disclosures of Non-Cash Financing Activity
Prepaid expenses	$-	$227,972	$227,972

The effect of the restatement on the statement of cash flows from November 21, 2008 (inception) to March 31, 2012 is as follows: is as follows:

	As Previously Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(10,163,810)	$160,297	$(10,003,513)
Share-based compensation - stock	1,401,911	(174,768)	1,227,143
Share-based compensation	3,922,356	(85,677)	3,836,679
Accounts payable and accrued liabilities	538,563	100,150	638,713
Net cash used in operating activities	$(6,085,488)	$-	$(6,085,488)

Supplemental Disclosures of Non-Cash Financing Activity
Prepaid expenses*	$2,183,440	$(1,955,468)	$227,972

*Stock issued for future services, as previously reported.

Item 2              Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q/A. This discussion highlights key information as determined by management, but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K/A, including the audited financial statements therein (and notes to such financial statements) and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in that report.

This quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance, and therefore, you should not put undue reliance upon them. Some of the statements that are forward-looking include: our product line, including that we intend to launch additional product lines in the future; our business plan, including opening a RYU retail store in Las Vegas, Nevada in the second half of 2012; capital expenditure programs; the enforceability of our intellectual product rights; the popularity, and expected popularity, of Mixed Martial Arts (“MMA”); projections of market prices and costs; supply and demand for our products; and our need for and ability to raise, capital, including completing an initial public offering on the TSX Venture Exchange during the second or third quarter of 2012. The Company undertakes no obligation to update or revise any forward-looking statements.

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

We have contracted with Exit 21, a consulting firm controlled by our former Chief Executive Officer and current Chief Operating Officer, to design, develop and source all of our products to date.  Starting with Fall 2013 product creation which commenced in April 2012, we have shifted to a direct model, and are managing product creation directly using internal resources supplemented with independent contractors as required.

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

As discussed in Note 12 of the interim financial statements, we have restated our previously issued financial statements as of and for the three months ended March 31, 2012. Accordingly, this management’s discussion and analysis of financial condition and results of operations has been revised for the effects of the restatement.

For the three months ended March 31, 2012 and 2011 and the period from November 21, 2008 (inception) to March 31, 2012:

Revenue

We generated nominal net revenues in the amount of $68,394 during the period from November 21, 2008 (inception) to March 31, 2012.  Net revenues during the three months ended March 31, 2012 and 2011 were $64,126 and $0, respectively.  The increase is a result of the launch of our Spring 2012 product line and ryu.com in February 2012.

Gross Profit

Gross Profit from November 21, 2008 (inception) to March 31, 2012 was $23,808.  For the three months ended March 31, 2012 and 2011, gross profit was $28,214 and $0, respectively.

Operating Expenses

During the three months ended March 31, 2012, total operating expenses for the Company were $1,978,876 compared to $226,596 for the three months ended March 31, 2011.  Total operating expenses for the period from November 21, 2008 (inception) through March 31, 2012 were $10,027,322.  A significant portion of our operating expenses incurred during this period were from non-cash transactions comprised of share-based payments for services valued at $5,063,822.  This total includes incentive stock options and warrants valued at $3,836,679.  Personnel compensation costs including salaries, benefits and incentive compensation are included in the expense categories below based on the employee’s function.

We incurred $634,623 in marketing and advertising expenses during the three months ended March 31, 2012 for digital media, brand and sports marketing initiatives and communications.  We had no marketing expenses for the comparable period of 2011 and marketing and advertising expenses in the amount of $1,528,356 for the period from November 21, 2008 (inception) through March 31, 2012.  Of the total amount expensed to date, $63,900 was for related party development of brand and marketing media.

During the three months ended March 31, 2012, we incurred product creation expenses of $315,400 compared to $205,074 during the three months ended March 31, 2011.  The increase is due to additional services needed to support the expansion of our product lines, including the addition of a women’s category.  For the period from November 21, 2008 (inception) through March 31, 2012, total product creation expenses were $1,682,461 of which $1,672,245 was paid to Exit 21, an entity controlled by our former Chief Executive Officer and current Chief Operation Officer.

General and administrative expenses for the three months ended March 31, 2012 were $1,029,853 compared to $21,522 for the three months ended March 31, 2011.  This increase reflects our investment in organization and infrastructure to support our business objectives for 2012.  The primary components of general and administrative expense during these respective periods were investor relations expenses of $343,234 ($297,645 of which was from share-based compensation) and $0, employee compensation expense $309,353 ($42,880 from share-based compensation) and $0, legal, professional and consulting fees of $87,688 ($2,476 from share-based-compensation) and $16,705, and travel expenses of $80,948 and $0.

For the period from November 21, 2008 (inception) through March 31, 2012, general and administrative expenses were $6,784,615.

As a result of the February 2012 launch of our new e-commerce website, ryu.com, we recognized an impairment loss in December 2011 related to our previous website in the amount of $31,890.  The amount was based on the net asset value as of December 31, 2011.

Net Loss

Our net loss for the quarter ended March 31, 2012 was $1,951,662 as compared to a net loss of $226,596 for the three months ended March 31, 2011.  Our accumulative net loss for the period from November 21, 2008 (inception) to March 31, 2012 was $10,003,514.

Liquidity and Financial Condition

As of March 31, 2012, we had current assets of $4,075,561, current liabilities of $669,437 and working capital of $3,406,124, compared to current assets of $3,836,751, current liabilities of $497,307 and working capital of $3,339,444 at December 31, 2011.

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

Operating Activities

During the quarter ended March 31, 2012, the Company used cash in the amount of $2,077,530 for operating activities.  The major components of operating activities include a net loss of $1,951,662, offset by share-based compensation of $614,415, an increase in inventory of $319,109, an increase in deposits for inventory purchased of $599,336, a decrease in prepaid expenses of $104,971, and an increase in accounts payable and accrued liabilities of $184,005.

By comparison, during the three months ended March 31, 2011, the Company used cash in the amount of $57,860 for operating activities. Cash used in operating activities included a net loss of $226,596, offset by an increase in accounts payable of $168,736.

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

From November 21, 2008 (inception) to March 31, 2012, the Company received proceeds from a loan due to a stockholder of $151,700, received related party advances in the amount of $45,000, repaid $45,000 to related parties, paid $3,000 on capital lease obligations, and received proceeds from sale of common stock and warrants of $8,175,984 for total net cash provided by financing activities of $8,272,784.  The loan of $151,700 was subsequently exchanged for shares of common stock.

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

Liquidity and Management’s Plans

As reflected in the accompanying financial statements, the Company had a net loss of $1,951,662 and net cash used in operations of $2,077,530 for the three months March 31, 2012.

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

Item 4	Controls and Procedures

Disclosure Controls and Procedures

In connection with the May 2012 filing of our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, our former Chief Executive Officer and current Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012, and based on that evaluation they concluded that our disclosure controls and procedures were effective. In connection with the restatement of its financial statements, our management has re-evaluated, under the supervision and with the participation of our current Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that re-evaluation due to a material weakness identified below, the Company’s management, including its current Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012 in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our current Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in its internal controls over financial reporting. Notwithstanding the material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements included in this amendment present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified is insufficient resources in the accounting and finance organization to ensure appropriate application of GAAP in the area of accounting for certain of the Company’s non−routine transactions. This material weakness resulted in the restatement outlined in Note 12 to the financial statements included in this Form 10−Q/A.

Remediation of Material Weakness

The Company plans to implement, certain measures to remediate the identified material weakness and to enhance the Company’s internal control over its quarterly and year−end financial reporting processes. As of the date of the filing of this Form 10−Q/A, the Company plans to implement the following measure:

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

PART II

Item 6              Exhibits, Financial Statement Schedules

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

Respect Your Universe, Inc.

Date: November 19, 2012	/s/ David Campisi
David Campisi, Chief Executive Officer

Date: November 19, 2012	/s/ Steven H. Eklund
Steven H. Eklund, Chief Financial Officer