Form 10-Q/A
period 2012-06-30
RESPECT YOUR UNIVERSE, INC.
filed 2012-11-19
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  47,603,378 shares of common stock as of August 13, 2012

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 as originally filed with the Securities and Exchange Commission on August 14, 2012 as amended on August 27, 2012 (collectively the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”.  We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended June 30, 2012 needed to be restated to correct for errors in our accounting for stock-for-services contracts.  See Note 18 to the Financial Statements.

We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors.

RESPECT YOUR UNIVERSE, INC.
FOR THE SIX MONTHS ENDED
JUNE 30, 2012

PART I

Item 1	Financial Statements

Respect Your Universe, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2012
	As Restated *	December 31, 2011
ASSETS	Unaudited

Current assets
Cash	$456,704	$2,698,719
Inventory	2,087,156	178,541
Deposits	432,296	194,723
Prepaid expenses	436,945	764,768
Other current assets	228,740	-
Total current assets	3,641,841	3,836,751

Property and equipment, net	54,225	47,349

Other assets
Intangible assets, net	249,050	21,768
Deposits	16,370	-
Total other assets	265,420	21,768

Total assets	$3,961,486	$3,905,868

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,746,939	$409,130
Accounts payable - related party	106,768	63,177
Due to factor, net	6,134	-
Loans payable - related party	-	25,000
Current portion of long-term capital lease	11,260	-
Total current liabilities	1,871,101	497,307

Long-term liabilities
Capital lease, net of current portion	98,064	-
Total long-term liabilities	98,064	-

Stockholders’ equity
Common stock, $0.001 par value, 500,000,000
shares authorized; 41,720,878 and 39,433,378
shares issued and outstanding, respectively	41,721	39,434
Additional paid in capital	14,389,911	11,420,979
Deficit accumulated during the development stage	(12,439,311)	(8,051,852)
Total stockholders’ equity	1,992,321	3,408,561

Total liabilities and stockholders' equity	$3,961,486	$3,905,868

*Refer to Note 18 to the financial statements for restatement details.

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Operations
Unaudited

					From November 21, 2008
	Three Months Ended		Six Months Ended		(Inception) to
	June 30, 2012		June 30, 2012		June 30, 2012
	As Restated *	June 30, 2011	As Restated *	June 30, 2011	As Restated *

Revenues, net	$107,522	$-	$171,648	$-	$176,456

Cost of goods sold	61,796	-	97,708	-	106,922

Gross profit	45,726	-	73,940	-	69,534

Operating expenses
Marketing and advertising	749,151	213,955	1,383,774	213,955	2,213,607
Marketing and advertising - related party	-	-	-	-	63,900
Product creation	156,640	-	156,640	9,912	166,856
Product creation - related party	160,421	24,000	475,821	154,162	1,832,666
General and administrative	1,415,311	1,323,557	2,445,164	1,345,079	8,199,926
Loss on impairment of website	-	-	-	-	31,890
Total operating expenses	2,481,523	1,561,512	4,461,399	1,723,108	12,508,845

Net loss	$(2,435,797)	$(1,561,512)	$(4,387,459)	$(1,723,108)	$(12,439,311)

Net loss per common share -
basic and diluted	$(0.06)	$(0.06)	$(0.11)	$(0.07)	$(0.54)

Weighted average number of common
shares outstanding during the period -
basic and diluted	41,421,427	27,090,922	40,756,730	25,656,545	22,983,890

*Refer to Note 18 to the financial statements for restatement details.

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From November 21, 2008 (Inception) to June 30, 2012
Unaudited

				Deficit
				Accumulated		Total
				During the	Stock	Stockholders'
	Common Stock, $0.001 Par Value		Additional	Development	Subscriptions	Equity
	Shares	Amount	Paid in Capital	Stage	Receivable	(Deficit)

Issuance of common stock - founders ($0.001/share)	6,250,000	$6,250	$-	$-	$(6,250)	$-

Net loss - period ended December 31, 2008	-	-	-	(49,831)	-	(49,831)

Balance, December 31, 2008	6,250,000	6,250	-	(49,831)	(6,250)	(49,831)

Receipt of cash on subscription receivable	-	-	-	-	6,250	6,250

Issuance of common stock for cash and subscription
receivable ($0.001, 0.01 and $0.10/share)	7,855,000	7,855	161,145	-	(33,000)	136,000

Share-based compensation - stock ($0.001 and $0.10/shares)	3,058,500	3,059	228,541	-	-	231,600

Issuance of common stock in conversion of debt ($0.10/share)	1,067,000	1,067	105,633	-	-	106,700

Net loss - year ended December 31, 2009	-	-	-	(367,387)	-	(367,387)

Balance, December 31, 2009	18,230,500	18,231	495,319	(417,218)	(33,000)	63,332

Receipt of cash on subscription receivable	-	-	-	-	33,000	33,000

Issuance of common stock for cash ($0.10/share)	3,765,000	3,765	372,735	-	-	376,500

Share-based compensation - stock ($0.10/share)	2,000,000	2,000	198,000	-	-	200,000

Net loss - year ended December 31, 2010	-	-	-	(1,157,218)	-	(1,157,218)

Balance, December 31, 2010	23,995,500	23,996	1,066,054	(1,574,436)	-	(484,386)

Issuance of common stock and warrants for cash
($0.10 - $1.00/share)	13,917,069	13,917	6,110,317	-	-	6,124,234

Share-based compensation - stock ($0.10 - $1.27/share)	1,520,809	1,521	574,619	-	-	576,140

Share-based compensation - options	-	-	3,623,590	-	-	3,623,590

Share-based compensation - warrants			46,399			46,399

Net loss - year ended December 31, 2011	-	-	-	(6,477,416)	-	(6,477,416)

Balance, December 31, 2011	39,433,378	39,434	11,420,979	(8,051,852)	-	3,408,561

Share-based compensation - stock ($0.97 - $0.98/share), as restated*	787,500	787	759,713	-	-	760,500

Issuance of common stock and warrants for cash
($1.00/share), net of offering costs of $6,900	1,500,000	1,500	1,491,600	-	-	1,493,100

Issuance of warrants for capital lease	-	-	11,650	-	-	11,650

Share-based compensation - options, as restated*	-	-	492,519	-	-	492,519

Share-based compensation - warrants	-	-	213,450	-	-	213,450

Net loss - period ended June 30, 2012, as restated*	-	-	-	(4,387,459)	-	(4,387,459)

Balance, June 30, 2012, as restated*	$41,720,878	$41,721	$14,389,911	$(12,439,311)	$-	$1,992,321

*Refer to Note 18 to the financial statements for restatement details.

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Cash Flows
Unaudited

			From November 21, 2008
	Six Months Ended		(Inception) to
	June 30, 2012	Six Months Ended	June 30, 2012
	As Restated *	June 30, 2011	As Restated *
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,387,459)	$(1,723,108)	$(12,439,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,081	233	18,081
Share-based compensation expense - stock	797,832	119,500	1,572,455
Share-based compensation expense - options	492,519	1,136,708	4,116,109
Share-based compensation expense - warrants	213,450	-	259,849
Loss on impairment of website	-	-	31,890
Changes in operating assets and liabilities:
Inventory	(1,908,615)	-	(2,087,156)
Deposits	(237,573)	-	(432,296)
Prepaid expenses	290,491	-	(241,160)
Other current assets	(228,740)	-	(228,740)
Accounts payable and accrued liabilities	1,337,809	(55,502)	1,746,939
Accounts payable - related party	43,591	(16,252)	106,768
Due to factor	6,134	-	6,134
Net cash used in operating activities	(3,652,480)	(538,421)	(7,570,438)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(18,081)	-	(64,033)
Acquisition of intangible assets	(109,414)	(16,765)	(163,072)
Deposits	(16,370)	-	(16,370)
Net cash used in investing activities	(142,468)	(16,765)	(243,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable - related party	-	25,000	151,700
Repayments on loans payable - related party	(25,000)	-	(45,000)
Payments on capital lease obligations	(5,167)	-	(5,167)
Proceeds from issuance of common stock and warrants	1,500,000	3,614,795	8,175,984
Offering costs	(6,900)	-	(6,900)
Net cash provided by financing activities	1,462,933	3,639,795	8,270,617

Net increase (decrease) in cash	(2,242,015)	3,084,608	456,704

Cash - beginning of year/period	2,698,719	3,308	-

Cash - end of year/period	$456,704	$3,087,916	$456,704

Supplemental Disclosure of Cash Flow Information
Cash paid during the year/period for:
Interest	$833	$-	$833
Taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities
Stock issued in exchange for debt	$-	$-	$106,700
Stock subscriptions receivable	$-	$253,000	$-
Prepaid expenses	$195,785	$-	$195,785
Warrants issued for capital lease	$11,650	$-	$11,650
Capital lease obligation incurred to acquire intangible assets	$114,491	$-	$114,491

*Refer to Note 18 to the financial statements for restatement details.

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

The financial information as of December 31, 2011 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the years ended December 31, 2011 and form 10-K for the year ended December 31, 2010.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2011.

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

Note 3                  Liquidity and Management’s Plan

As reflected in the accompanying financial statements, the Company had a net loss of $4,387,459 and net cash used in operations of $3,562,480 for the six months June 30, 2012.  The Company has nominal revenue and is in the development stage.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities.

Management believes that the cash balance on June 30, 2012, current level of working capital, anticipated cash that will be received from expected future sales, and the additional $4,491,173 net proceeds received through the issuance of equity securities in August 2012 will be sufficient to sustain operations for the next twelve months.  See Note 17 (A), Equity Offering.

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

The Company had the following potential common stock equivalents at June 30, 2012 and December 31, 2011:

	2012	2011

Stock options, exercise price $0.69 - $2.26	4,416,170	3,242,170
Common stock warrants, conversion price $0.98 - $1.80	6,430,151	5,440,151
Unvested, forfeitable restricted stock grants	718,750	1,406,250
Total common stock equivalents	11,565,171	10,088,571

Since the Company incurred a net loss during the six months ended June 30, 2012 and 2011, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

The Company has a total of 720,000 unvested options that will vest through December 2015.  The unvested stock grants will vest evenly through August 2013.  All options and warrants are expected to vest without forfeiture.

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

Note 5                  Prepaid Expenses

Prepaid expenses consist of the following as of June 30, 2012 and December 31, 2011:

	2012			2011
	Cash	Common Stock	Total	Cash	Common Stock	Total

Investor relations	$-	$-	$-	$22,812	$-	$22,812
Marketing	225,270	195,785	421,055	460,038	228,322	688,360
Other	15,890	-	15,890	53,596	-	53,596
Total prepaid expenses	$241,160	$195,785	$436,945	$536,446	$228,322	$764,768

Prepaid expenses are generally amortized over the related service period, which are less than or equal to one year.

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

Note 6                  Other Current Assets

Other current assets primarily include deferred offering costs in the amount of $190,411 consisting of legal and filing fees relating to the Company’s initial public offering on the TSX Venture Exchange.  The deferred offering costs were offset against offering proceeds.  See Note 17 (A), Equity Offering.

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

The Company issued 5,415,151 shares for $3,244,095 ($0.60/share), net of direct offering costs in the amount of $5,000.  The Company also issued the holders one stock purchase warrant with a maturity of 2 years. The exercise price is $1.80 and requires a mandatory conversion by the holder if the market price of the common stock reaches $3.60 for at least ten consecutive trading days. The warrants issued entitled the holders to purchase an additional 5,415,151 shares of the Company’s common stock.

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

Year Ended December 31, 2011

The Company issued 1,520,809 shares of common stock, in exchange for services rendered having a fair value of $576,140 ($0.10 - $1.16/share). 227,041, shares, or $234,017, of which are payments for future services.

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

The following is a summary of activity during 2012 for stock payments to non-employees reported as component of prepaid expenses on the Company’s balance sheet:

Prepaid balance - December 31, 2011	$228,322
Issuances of stock for future services	153,077
Amortization of prepaid balance	(185,614)
Prepaid balance - June 30, 2012	$195,785

There were no restricted stock grants issued during the year that are subject to vesting or forfeiture.

During the six months ended June 30, 2012 and 2011, the Company expensed $797,832 and $119,500 related to restricted stock issued for services, respectively.

(D)	Stock Options

On June 10, 2011, the Company adopted the 2011 Incentive Award Plan (“the Plan”) and on May 18, 2012, the Board of Directors approved certain revisions to the Plan, whereby the aggregate number of securities reserved for issuance, set aside and made available for issuance under the Plan was revised from (i) not to exceed 10% of the issued and outstanding of our common stock at the time of granting of options (including all options granted by our Company to date) to (ii) 8,487,925 shares of our common stock.

As of June 30, 2012 and December 31, 2011, the Company had the following stock option grants:

	Quantity
	of Shares	Fair Market	Share Vesting Schedule					Expiration
Grant Date	Granted	Value	2011	2012	2013	2014	2015	(Years)

June 2011	1,800,000	$1,149,652	1,800,000	-	-	-	-	5 – 10
July 2011 (1)	950,000	1,991,263	950,000	-	-	-	-	10
August 2011	228,670	246,415	228,670	-	-	-	-	10
September 2011	13,500	17,301	13,500	-	-	-	-	10
October 2011	250,000	271,718	200,000	12,500	12,500	12,500	12,500	10
Subtotal	3,242,170	3,676,348	3,192,170	12,500	12,500	12,500	12,500

January 2012	770,000	722,926	-	192,500	192,500	192,500	192,500	10
March 2012	4,000	3,292	-	4,000	-	-	-	10
April 2012	600,000	403,485	-	600,000	-	-	-	5
May 2012 (2)	(200,000)	(85,495)		(125,000)	(25,000)	(25,000)	(25,000)
Subtotal	1,174,000	1,044,208	-	671,500	167,500	167,500	167,500
	4,416,170	$4,720,556	3,192,170	684,000	180,000	180,000	180,000

(1)	Includes options issued for services discussed in Note 15 (A), Commitments - Related Party.
(2)	Options forfeited, upon termination of employment. During the six months ended June 30, 2012, the Company reversed $5,529 relating to the unvested portion of the forfeited stock options.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

The Black-Scholes assumptions used are as follows:

	June 30, 2012	December 31, 2011

Exercise price	$0.90 - $1.00	$0.69 - $2.26
Expected dividends	0%	0%
Expected volatility	121% - 145%	127% - 136%
Risk free interest rate	0.39% - 0.83%	1.92% - 3.22%
Expected term of option	5 - 10 years	5 - 10 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Balance - December 31, 2010	-	$-	-	$-
Granted	3,242,170	1.24	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Balance - December 31, 2011	3,242,170	1.24	8.58 years	$558,000
Granted	1,374,000	0.96	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	(200,000)	1.12	-	-
Outstanding - June 30, 2012	4,416,170	$1.15	7.83 years	$378,000
Exercisable - June 30, 2012	3,696,170	$1.18	7.50 years	$378,000

	June 30, 2012	December 31, 2011

Grant date fair value of options	$4,720,556	$3,676,349
Weighted average grant date fair value	$1.07	$1.18

Outstanding options held by related parties	2,332,670	1,928,670
Exercisable options held by related parties	1,832,670	1,928,670
Fair value of stock options held by related parties	$3,058,905	$2,696,995

During the six months ended June 30, 2012 and 2011, the Company expensed $492,519 and $1,136,708 related to stock option grants, respectively.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

(E)	Warrants

As of June 30, 2012 and December 31, 2011, the Company granted the following warrants:

	Quantity
	of Shares	Fair Market	Share Vesting Schedule		Expiration
Grant Date	Granted	Value	2011	2012	(Years)

June 2011 (1)	5,415,151	$-	5,415,151	-	2
August 2011	50,000	92,798	25,000	25,000	3
Subtotal	5,465,151	92,798	5,440,151	25,000

January 2012 (2)	15,000	11,650	-	15,000	10
January 2012 (3)	100,000	86,859	-	100,000	5
February 2012 (4)	750,000	-	-	750,000	2
April 2012 (3)	100,000	80,192	-	100,000	5
Subtotal	965,000	178,701	-	965,000

Total	6,430,151	$271,499	5,440,151	990,000

(1)	Warrants issued in connection with the June 2011 private placement discussed in Note 13 (A), Stock Issued for Cash.

(2)	Warrants issued in connection with the domain name discussed in Note 8 (C), Domain Name.

(3)
The Company has also committed to grant an additional 300,000 warrants to this consultant for services to be rendered. The grants will be in increments of 100,000 warrants after 3 months of service, over the course of 1 year. The Company will value these warrants at each grant date.   All warrants under the agreement will be fully vested upon grant. Grant dates will be July 2012, October 2012 and January 2013.  See also Note 17 (B), Subsequent Events, regarding the July 2012 issuance.

(4)	Warrants issued in connection with the February 2012 private placement discussed in Note 13 (A), Stock Issued for Cash.

The Black-Scholes assumptions used are as follows:

	June 30, 2012	December 31, 2011

Exercise price	$0.98 - 1.20	$1.20 - 1.27
Expected dividends	0%	0%
Expected volatility	121% - 145%	145%
Risk free interest rate	0.30 – 0.82%	0.55 – 0.77%
Expected term of warrant	5 – 10 years	3 – 10 years
Expected forfeitures	0%	0%

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2010	-	$-	-	$-
Granted	5,465,151	1.80	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding - December 31, 2011	5,465,151	1.80	1.49 years	$-
Granted	965,000	1.66	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding - June 30, 2012	6,430,151	$1.78	1.26 years	$-
Exercisable - June 30, 2012	6,430,151	$1.78	1.26 years	$-

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

All options were fully vested upon issuance.

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

In April 2012, the Company completed a registration statement to list on Canadian TSX Venture Exchange (“TSXV”).  In connection with the listing, in August 2012 the Company completed an initial public offering and issued 5,882,500 shares of common stock for $4,491,174 ($0.84/share), net of direct offering costs of $465,825.  See Note 6, Other Current Assets, regarding the deferred offering costs associated with the offering as of June 30, 2012.

Pursuant to the June 2012 agreement between the Company and its placement agent, the Company will pay a 5% cash commission on the gross proceeds to the agent as part of the offering.  In addition, the agent will receive warrants as follows:

Date	Quantity Granted	Fair Value	Vesting Schedule	Expiration

August 2012	294,125	$118,264	294,125 upon issuance	2 Years

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

The Black-Scholes assumptions used are as follows:

Exercise price	$1.50
Expected dividends	0%
Expected volatility	111%
Risk free interest rate	0.24%
Expected term of warrant	2 years
Expected forfeitures	0%

The warrants are treated as direct equity offering costs and the net effect to additional paid in capital is $0.

(B)	Warrants

In July 2012, the Company granted the following warrants for services rendered:

Date	Quantity Granted	Fair Value	Vesting Schedule	Expiration

July 2012	100,000	$68,300	100,000 upon issuance	5 Years

The Black-Scholes assumptions used are as follows:

Exercise price	$1.20
Expected dividends	0%
Expected volatility	111%
Risk free interest rate	0.65%
Expected term of warrant	5 years
Expected forfeitures	0%

(C)	CEO Resignation and Appointment

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
600,000

Note 18                Restatement of Previously Issued Financial Statements

Subsequent to the issuance of our financial statements for the quarter ended June 30, 2012 the Company determined that errors were included in the previously issued financial statements, as described below. However, such errors did not impact the three or six months periods ended June 30, 2011. As a result, we restated our financial statements for the quarter ended June 30, 2012 and for the year ended December 31, 2011.

During further review of multiple stock for services contracts, the Company discovered the following errors:

1)
With respect to a stock for services arrangement entered into in December of 2011, which included payment of cash and 1,000,000 shares of stock in exchange for future marketing services over a 13 month period, the Company noted the agreement included a quarterly vesting schedule for the shares granted, and in the event of termination any unvested shares would be forfeited. The Company's original accounting treated the 1,000,000 shares as issued and recorded a prepaid expense at the outset of the arrangement, based on the fair value of the shares at the contract start date. The Company had treated the shares in the same manner as if it had paid cash, in line with ASC 505-50-25-4. However, the Company did not take into account SEC Staff Announcement ASC 505-50-S99-1, which requires that public registrants treat unvested, forfeitable shares as unissued until the future services are received. The Company also incorrectly concluded a performance commitment was achieved as of the contract start date. However, since there is no sufficiently large disincentive for non-performance present in the contract, a performance commitment and therefore a measurement date was not reached upon the contract start date. Alternatively, the Company was required to defer measurement until completion of services by the counterparty. Based on the preceding; the Company concluded the original accounting for this contract is incorrect for the measurement date and for treating the shares as issued and recording a prepaid expense for the value of unvested, forfeitable shares. The table below reflects the adjustments necessary to correct this error.

2)
With respect to a separate stock for services arrangement entered into in August 2011 for 750,000 shares of stock for future services over a two-year period, the Company has reviewed and concluded that the accounting for this contract should have been treated similar to the contract discussed in section 1 above.  The measurement date should have been based on performance completion given there was no sufficiently large disincentive for non-performance and therefore no performance commitment at the contract start date.  Performance completion occurs ratably over eight quarters whereupon a corresponding portion of the total shares is no longer subject to forfeiture. Based on the preceding, the Company concluded that the shares under the arrangement should not have been considered issued and therefore no prepaid balance should have been recorded at the contract start date.  Additionally, because the measurement dates differ from our reporting dates, the Company should have recognized an expense based on the estimated fair value of the stock at the reporting dates and subsequently re-measured the stock at the measurement dates, adjusting the expense accordingly.  The table below reflects the adjustments necessary to correct this error.

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

The effect of the restatement on the balance sheet at June 30, 2012 is as follows:

	As Previously Reported	Adjustments	As Restated

ASSETS

Current assets
Prepaid expenses	$1,234,510	$(797,565)	$436,945
Total current assets	4,439,406	(797,565)	3,641,841

Other assets
Prepaid expenses, net of current portion	59,531	(59,531)	-
Total other assets	324,951	(59,531)	265,420

Total assets	$4,818,582	$(857,096)	$3,961,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	1,656,795	90,144	1,746,939
Total current liabilities	1,780,957	90,144	1,871,101

Stockholders’ equity
Common stock, $0.001 par value, 500,000,000
shares authorized; 42,439,628 shares issued
and outstanding, as previously reported, and 41,720,878 as restated	42,440	(719)	41,721
Additional paid in capital	15,671,578	(1,281,667)	14,389,911
Deficit accumulated during the development stage	(12,774,457)	335,146	(12,439,311)
Total stockholders’ equity	2,939,561	(947,240)	1,992,321

Total liabilities and stockholders' equity	$4,818,582	$(857,096)	$3,961,486

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

The effect of the restatement on the statement of operations for the three months ended June 30, 2012 is as follows:

	As Previously Reported	Adjustments	As Restated
Operating expenses
Marketing and advertising	$783,259	$(34,108)	$749,151
General and administrative	1,556,053	(140,742)	1,415,311
Total operating expenses	2,656,373	(174,850)	2,481,523

Net loss	$(2,610,647)	$174,850	$(2,435,797)

Net loss per common share -
basic and diluted	$(0.06)	$-	$(0.06)

Weighted average number of common
shares outstanding during the period -
basic and diluted	42,439,628	(1,018,201)	41,421,427

The effect of the restatement on the statement of operations for the six months ended June 30, 2012 is as follows:

	As Previously Reported	Adjustments	As Restated
Operating expenses
Marketing and advertising	$1,444,106	$(60,332)	$1,383,774
General and administrative	2,546,554	(101,390)	2,445,164
Total operating expenses	4,623,121	(161,722)	4,461,399

Net loss	$(4,549,181)	$161,722	$(4,387,459)

Net loss per common share -
basic and diluted	$(0.11)	$-	$(0.11)

Weighted average number of common
shares outstanding during the period -
basic and diluted	41,947,320	(1,190,590)	40,756,730

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

The effect of the restatement on the statement of operations from November 21, 2008 (inception) to June 30, 2012 is as follows:

	As Previously Reported	Adjustments	As Restated
Operating expenses
Marketing and advertising	$2,343,616	$(130,009)	$2,213,607
General and administrative	8,405,063	(205,137)	8,199,926
Total operating expenses	12,843,991	(335,146)	12,508,845

Net loss	$(12,774,457)	$335,146	$(12,439,311)

Net loss per common share -
basic and diluted	$(0.54)	$-	$(0.54)

Weighted average number of common
shares outstanding during the period -
basic and diluted	23,504,599	(520,709)	22,983,890

The effect of the restatement on the statement of cash flows for the six months ended June 30, 2012 is as follows:

	As Previously Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,549,181)	$161,722	$(4,387,459)
Share-based compensation - stock	897,670	(99,838)	797,832
Share-based compensation - options	595,689	(103,170)	492,519
Prepaid expenses	295,286	(4,795)	290,491
Accounts payable and accrued liabilities	1,291,728	46,081	1,337,809
Net cash used in operating activities	$(3,562,480)	$-	$(3,562,480)

Supplemental Disclosures of Non-Cash Financing Activity
Prepaid expenses	$-	$195,785	$195,785

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

The effect of the restatement on the statement of cash flows from November 21, 2008 (inception) to June 30, 2012 is as follows: is as follows:

	As Previously Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(12,774,457)	$335,146	$(12,439,311)
Share-based compensation - stock	1,812,858	(240,403)	1,572,455
Share-based compensation - options	4,300,995	(184,886)	4,116,109
Accounts payable and accrued liabilities	1,656,795	90,144	1,746,939
Net cash used in operating activities	$(7,570,439)	$-	$(7,570,439)

Supplemental Disclosures of Non-Cash Financing Activity
Prepaid expenses	$-	$195,785	$195,785

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

As discussed in Note 18 of the interim financial statements, we have restated our previously issued financial statements as of and for the three and six months ended June 30, 2012. Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement.

For the three months ended June 30, 2012 and 2011:

For the three months ended June 30, 2012 we generated $107,522 in revenues, net of discounts and an allowance for estimated returns, as compared to $0 for the three months ended June 30, 2011.  The increase in net revenues is attributed to the launch of our Spring 2012 product line and ryu.com in February 2012.

Our cost of goods sold for the three months ended June 30, 2012 was $61,796, or 57.4% of net revenues, resulting in gross profit of $45,726, as compared to $0 cost of goods sold and $0 gross profit during the three months ended June 30, 2011.

We incurred $749,151 in marketing and advertising expenses during the three months ended June 30, 2012, as compared to $213,955 for the comparable period of 2011.  This increase is a result of our increased digital media, brand and sports marketing initiatives and communications during 2012.

During the three months ended June 30, 2012, we incurred product creation expense of $317,061, of which $160,421 was paid to Exit 21, an entity controlled by our former Chief Executive Officer and our current Chief Operating Officer.  By contrast we paid $24,000 in product creation expense to Exit 21 during the three months ended June 30, 2011.  The increase in product creation expense is due to the design and development our Spring 2013 and Fall 2013 product lines.

General and administrative expenses for the three months ended June 30, 2012 were $1,415,311 compared to $1,323,557 for the three months ended June 30, 2011.  The primary components of general and administrative expense during the 2012 period were investor relations expenses of $618,286, employee compensation expense $318,276, legal, professional and consulting fees of $392,371, sales expense $199,013 and travel expenses of $56,736.

During the three months ended June 30, 2012, our total operating expenses were $2,481,523 compared to $1,561,512 for the three months ended June 30, 2011 resulting in a net loss of $2,435,797 and $1,561,5128 for the three months ended June 30, 2012 and 2011, respectively.

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

We incurred $1,383,774 in marketing and advertising expenses during the six months ended June 30, 2012, as compared to $213,955 for the comparable period of 2011.  This increase is a result of our increased digital media, brand and sports marketing initiatives and communications during 2012.

During the six months ended June 30, 2012, we incurred product creation expense of $632,461, of which $475,821 was paid to Exit 21, an entity controlled by our former Chief Executive Officer and our current Chief Operating Officer.  By contrast we paid $164,074 in product creation expense, of which $154,162 was paid to Exit 21 during the six months ended June 30, 2011.  The increase in product creation expense is due to the design and development our Fall 2012, Spring 2013 and Fall 2013 product lines.

General and administrative expenses for the six months ended June 30, 2012 were $2,445,164 compared to $1,345,079 for the six months ended June 30, 2011.  This increase reflects our investment in organization and infrastructure to support our business objectives for 2012.  The primary components of general and administrative expense during the 2012 period were investor relations expenses of $965,618, employee compensation expense $677,962, legal, professional and consulting fees of $794,968, sales expense $255,733 and travel expenses of $137,685.

During the six months ended June 30, 2012, our total operating expenses were $4,461,399 compared to $1,723,108 for the six months ended June 30, 2011 resulting in a net loss of $4,387,459 and $1,723,108 for the six months ended June 30, 2012 and 2011, respectively.

For the period from November 21, 2008 (inception) to June 30, 2012:

We have generated nominal but increasing revenues during the period from November 21, 2008 (inception) to June 30, 2012 of $176,456 and cost of goods sold of $106,922, or 60.5% of net revenues, resulting in a gross profit of $69,534.

We incurred marketing and advertising expenses in the amount of $2,277,507 for the period from November 21, 2008 (inception) through June 30, 2012.  Of the total amount expensed to date, $63,900 was paid to a related party for development of brand and marketing media.

For the period from November 21, 2008 (inception) through June 30, 2012, total product creation expenses were $1,999,522 of which $1,832,666 was paid to Exit 21, an entity controlled by our former Chief Executive Officer and current Chief Operating Officer.

For the period from November 21, 2008 (inception) through June 30, 2012, general and administrative expenses were $8,199,926.  A significant portion of our operating expenses during this period was from non-cash transactions, which primarily comprised of share-based compensation expenses of $5,948,413.

As a result of the February 2012 launch of our new e-commerce website, ryu.com, we recognized an impairment loss in December 2011 related to our previous website in the amount of $31,890.  The amount was based on the net asset value as of December 31, 2011.

Total operating expenses for the period from November 21, 2008 (inception) through June 30, 2012 were $12,508,845 and our accumulative net loss for the period was $12,439,311.

Liquidity and Financial Condition

As of June 30, 2012, we had current assets of $3,641,841, current liabilities of $1,871,101 and working capital of $1,770,740, compared to current assets of $3,836,751, current liabilities of $497,307 and working capital of $3,339,444 at December 31, 2011.

In February 2012, we successfully raised $1,500,000 in additional capital though equity financing.  In April 2012, we filed a prospectus to become listed on the Canadian TSX Venture Exchange and a concurrent initial public offering.  The offering was successfully closed in August 2012 and we raised $4,491,174, net of direct offering costs.   As a result of the offering, our cash balance increased to $4,609,187 as of August 3, 2012 compared to $456,704 at June 30, 2012.  On August 10, 2012, our shares began trading on the TSX Venture Exchange under the ticker symbol RYU and we continue to be listed on the OTCBB under the ticker symbol RYUN.

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

Operating Activities

During the six months ended June 30, 2012, the Company used cash in the amount of $3,562,480 for operating activities. The major components of operating activities included a net loss of $4,387,459, offset by share-based compensation expense of $1,503,801, an increase in inventory of $1,908,615, an increase in deposits for inventory purchased of $237,573, a decrease in prepaid expenses of $290,491, an increase in other current assets of $228,740, and an increase in accounts payable and accrued liabilities of $1,381,400.

By comparison, during the six months ended June 30, 2011, the Company used cash in the amount of $538,421 for operating activities. The major components of operating activities included a net loss of $1,723,108, offset by share-based compensation expense of $1,256,208.

During the period from November 21, 2008 (inception) through June 30, 2012, the Company used cash in the amount of $7,570,438 for operating activities.  The major components of operating activities include a net loss of $12,439,311, offset by share-based compensation expense of $5,948,413, an increase in inventory of $2,087,156, an increase in deposits for inventory purchased of $432,296, an increase in prepaid expensed of $241,160 and an increase in accounts payable and accrued liabilities of $1,853,707.

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

From November 21, 2008 (inception) to June 30, 2012, the Company received related party advances in the amount of $151,700, repaid $45,000 to related parties, paid $5,167 on capital lease obligations, and received proceeds from sale of common stock and warrants of $8,169,084 for total net cash provided by financing activities of $8,270,617.  During 2008, related party advances of $106,700 were exchanged for shares of common stock.

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

Liquidity and Management’s Plans

As reflected in the accompanying financial statements, the Company had a net loss of $4,387,459 and net cash used in operations of $3,562,480 for the six months June 30, 2012.  The Company has nominal revenue and is in the development stage.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities.

Management believes that the cash balance on June 30, 2012, current level of working capital, anticipated cash that will be received from expected future sales, and the additional $4,491,174, net of direct offering costs, received through the Canadian Initial Public Offering of equity securities in August 2012 will be sufficient to sustain operations for the next twelve months.

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

Our significant accounting policies are summarized in Note 18 of our unaudited interim financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Disclosure Controls and Procedures

In connection with the August 2012 filing of our original Quarterly Report on Form 10-Q for the period ended June 30, 2012, our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012, and based on that evaluation they concluded that our disclosure controls and procedures were effective. In connection with the restatement of its financial statements, our management has re-evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that re-evaluation due to a material weakness identified below, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2012 in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in its internal controls over financial reporting.  Notwithstanding the material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements included in this amendment present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified is insufficient resources in the accounting and finance organization to ensure appropriate application of GAAP in the area of accounting for certain of the Company’s non−routine transactions. This material weakness resulted in the restatement outlined in Note 18 to the financial statements included in this Form 10−Q/A.

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