Form 10-Q
period 2012-09-30
RESPECT YOUR UNIVERSE, INC.
filed 2012-11-19
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  47,947,128 shares of common stock as of November 1, 2012

RESPECT YOUR UNIVERSE, INC.
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012

PART I

Item 1	Financial Statements

Respect Your Universe, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2012	December 31, 2011
ASSETS	Unaudited

Current assets
Cash	$1,634,226	$2,698,719
Due from factor, net	19,837	-
Inventory	3,059,001	178,541
Deposits	34,519	194,723
Prepaid expenses	335,249	764,768
Other current assets	73,969	-
Total current assets	5,156,801	3,836,751

Property and equipment, net	147,847	47,349

Other assets
Intangible assets, net	261,665	21,768
Deposits	16,370	-
Total other assets	278,035	21,768

Total assets	$5,582,683	$3,905,868

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$571,340	$409,130
Accounts payable and accrued liabilities - related party	3,321	63,177
Loans payable - related party	-	25,000
Current portion of capital lease	10,869	-
Total current liabilities	585,530	497,307

Long-term liabilities
Capital lease, net of current portion	95,500	-
Total long-term liabilities	95,500	-

Stockholders’ equity
Common stock, $0.001 par value, 500,000,000
shares authorized; 47,947,128 and 39,433,378
shares issued and outstanding, respectively	47,947	39,434
Additional paid in capital	19,229,465	11,420,979
Deficit accumulated during the development stage	(14,375,759)	(8,051,852)
Total stockholders’ equity	4,901,653	3,408,561

Total liabilities and stockholders' equity	$5,582,683	$3,905,868

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Operations
Unaudited

					From November 21, 2008
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Revenues, net	$243,541	$1,407	$415,189	$1,407	$419,997

Cost of goods sold	156,032	7,022	253,740	7,022	262,954

Gross profit	87,509	(5,615)	161,449	(5,615)	157,043

Operating expenses
Marketing and advertising	628,066	57,097	2,010,664	271,052	2,840,497
Marketing and advertising - related party	-	43,368	-	43,368	63,900
Product creation	123,104	364	279,743	10,276	289,960
Product creation - related party	37,582	72,000	513,404	226,162	1,870,248
Selling, general and administrative	1,236,381	2,946,594	3,681,545	4,291,673	9,436,307
Loss on impairment of website	-	-	-	-	31,890
Total operating expenses	2,025,133	3,119,423	6,485,356	4,842,531	14,532,802

Net loss	$(1,937,624)	$(3,125,038)	$(6,323,907)	$(4,848,146)	$(14,375,759)

Net loss per common share -
basic and diluted	$(0.05)	$(0.08)	$(0.15)	$(0.16)	$(0.59)

Weighted average number of common
shares outstanding during the period -
basic and diluted	$41,764,696	$38,606,598	$41,080,458	$31,084,769	$24,452,321

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From November 21, 2008 (Inception) to September 30, 2012
Unaudited

				Deficit
				Accumulated		Total
				During the	Stock	Stockholders'
	Common Stock, $0.001 Par Value		Additional	Development	Subscriptions	Equity
	Shares	Amount	Paid in Capital	Stage	Receivable	(Deficit)

Issuance of common stock - founders ($0.001/share)	6,250,000	$6,250	$-	$-	$(6,250)	$-

Net loss - period ended December 31, 2008	-	-	-	(49,831)	-	(49,831)

Balance, December 31, 2008	6,250,000	6,250	-	(49,831)	(6,250)	(49,831)

Receipt of cash on subscription receivable	-	-	-	-	6,250	6,250

Issuance of common stock for cash and subscription
receivable ($0.001, $0.01 and $0.10/share)	7,855,000	7,855	161,145	-	(33,000)	136,000

Share-based compensation - stock ($0.001 and $0.10/share)	3,058,500	3,059	228,541	-	-	231,600

Issuance of common stock in conversion of debt ($0.10/share)	1,067,000	1,067	105,633	-	-	106,700

Net loss - year ended December 31, 2009	-	-	-	(367,387)	-	(367,387)

Balance, December 31, 2009	18,230,500	18,231	495,319	(417,218)	(33,000)	63,332

Receipt of cash on subscription receivable	-	-	-	-	33,000	33,000

Issuance of common stock for cash ($0.10/share)	3,765,000	3,765	372,735	-	-	376,500

Share-based compensation - stock ($0.10/share)	2,000,000	2,000	198,000	-	-	200,000

Net loss - year ended December 31, 2010	-	-	-	(1,157,218)	-	(1,157,218)

Balance, December 31, 2010	23,995,500	23,996	1,066,054	(1,574,436)	-	(484,386)

Issuance of common stock and warrants for cash
($0.10 - $1.00/share), net of offering costs of $18,478	13,917,069	13,917	6,110,317	-	-	6,124,234

Share-based compensation - stock ($0.10 - $1.27/share)	1,520,809	1,521	574,619	-	-	576,140

Share-based compensation - options	-	-	3,623,590	-	-	3,623,590

Share-based compensation - warrants	-	-	46,399	-	-	46,399

Net loss - year ended December 31, 2011	-	-	-	(6,477,416)	-	(6,477,416)

Balance, December 31, 2011	39,433,378	39,434	11,420,979	(8,051,852)	-	3,408,561

Issuance of common stock and warrants for cash
($0.84 - $1.00/share), net of offering costs of $472,725	7,382,500	7,382	5,961,193	-	-	5,968,575

Share-based compensation - stock ($0.74 - $1.14/share)	1,131,250	1,131	1,023,119	-	-	1,024,250

Issuance of warrants for capital lease	-	-	11,650	-	-	11,650

Share-based compensation - options	-	-	530,774	-	-	530,774

Share-based compensation - warrants	-	-	281,750	-	-	281,750

Net loss - nine months ended September 30, 2012	-	-	-	(6,323,907)	-	(6,323,907)

Balance, September 30, 2012	47,947,128	$47,947	$19,229,465	$(14,375,759)	$-	$4,901,653

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Statements of Cash Flows
Unaudited

			From November 21, 2008
	Nine Months Ended		(Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,323,907)	$(4,848,146)	$(14,375,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,496	62,514	38,022
Non-cash payments on capital lease obligations	(438)	-	(438)
Share-based compensation expense - stock	1,079,104	142,700	1,858,521
Share-based compensation expense - options	530,774	3,360,384	4,154,364
Share-based compensation expense - warrants	281,750	18,560	328,149
Loss on impairment of website	-	-	31,890
Changes in operating assets and liabilities:
Due from factor, net	(19,837)	-	(19,837)
Inventory	(2,880,460)	-	(3,059,001)
Deposits	160,203	(203,588)	(34,519)
Prepaid expenses	374,666	(44,014)	(161,780)
Other current assets	(73,969)	-	(73,969)
Accounts payable and accrued liabilities	162,210	39,065	571,340
Accounts payable and accrued liabilities - related party	(59,856)	(152,828)	3,321
Net cash used in operating activities	(6,740,264)	(1,625,353)	(10,739,696)
	-		-
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(115,452)	(8,114)	(164,579)
Acquisition of intangible assets	(128,299)	(51,559)	(188,705)
Deposits	(16,370)	-	(16,370)
Net cash used in investing activities	(260,121)	(59,673)	(369,654)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	200,005	-	200,005
Repayments to credit facility	(200,005)	-	(200,005)
Proceeds from loans payable - related party	-	25,000	151,700
Repayments on loans payable - related party	(25,000)	(20,000)	(45,000)
Payments on capital lease obligations	(7,683)	-	(7,683)
Proceeds from issuance of common stock and warrants	6,441,300	6,142,713	13,135,762
Offering costs	(472,725)	(18,478)	(491,203)
Net cash provided by financing activities	5,935,892	6,129,235	12,743,576

Net increase (decrease) in cash	(1,064,493)	4,444,209	1,634,226

Cash - beginning of period	2,698,719	3,308	-

Cash - end of period	$1,634,226	$4,447,517	$1,634,226

Supplemental Disclosure of Cash Flow Information
Cash paid during the year/period for:
Interest	$2,029	$-	$2,029

Supplemental Disclosure of Non-Cash Financing Activities
Stock issued in exchange for debt	$-	$-	$106,700
Prepaid expenses	$173,469	$952,500	$173,469
Warrants issued for capital lease	$11,650	$-	$11,650
Capital lease obligation incurred to acquire intangible assets	$114,491	$-	$114,491

See accompanying notes to financial statements

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
Unaudited

Note 1                  Organization and Nature of Operations

Respect Your Universe, Inc. (“the Company”) was incorporated in the State of Nevada on November 21, 2008 to design, commercialize and market a line of premium athletic apparel.

Note 2                  Basis of Presentation

The accompanying unaudited, condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of December 31, 2011 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the nine months ended September 30, 2012 are not necessarily indicative of results for the full fiscal year.

The Company is considered a development stage company for reporting purposes as of September 30, 2012. Refer to Note 4 to the financial statements for further discussion.

Note 3                  Liquidity and Management’s Plan

As reflected in the accompanying financial statements, the Company had a net loss of $6,323,907 and net cash used in operations of $6,740,264 for the nine months September 30, 2012.  The Company has nominal revenue and is in the development stage.

The Company does not yet have a history of financial stability.  Historically, the principal source of liquidity has been the issuance of equity securities.

Management believes that the cash balance on September 30, 2012, current level of working capital, anticipated cash that will be received from expected future sales, and additional funds through the issuance of equity securities will be sufficient to sustain operations for the next twelve months.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
Unaudited

However, there can be no assurance that the plans and actions proposed by management will be successful, that the Company will generate anticipated sales, or that unforeseen circumstances will not require additional funding sources in the future.

Note 4                  Summary of Significant Accounting Policies

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include implementation of the business plan, and obtaining additional debt and/or equity related financing.  Given that as of September 30, 2012, the Company has experienced nominal revenues and not all of its planned principle operations have been started, (i.e. retail channel has not begun as of September 30, 2012), it is appropriate that the Company’s financial statements be presented as those of a development stage enterprise.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at September 30, 2012 and December 31, 2011, respectively.

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
Unaudited

Inventory is valued on a lower of cost or market basis based upon the weighted average method of inventory costing.  Market value is estimated based upon assumptions made about future demand and retail market conditions.  If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or market.  The Company has not recorded any adjustments for net realizable value during the nine months ended September 30, 2012.

Deposits

Short term deposits are generally required by the manufacturer in order to produce inventory.  Long term deposits consist of a security deposit for our retail store.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.   The cost of repairs and maintenance is expensed as incurred.  Depreciation is provided on the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized on a straight-line basis over the lesser of the length of the lease, without consideration of optional renewal periods, and the estimated useful life of the assets, to a maximum of 5 years. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from property and equipment and any gain or loss is reflected as a gain or loss from operations.

The estimated useful lives are:

Leasehold improvements	1 - 5 years
Computers and office equipment	3 years
Furniture and fixtures	7 years
Software	3 years
Tradeshow and event equipment	2 - 3 years

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

Revenue is recorded net of discounts and an allowance for estimated returns. The allowance for estimated returns, currently 3% of web sales based on our 90 day return policy on web store sales, is reflected as an accrued liability reflected within accounts payable and accrued liabilities on the balance sheet.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
Unaudited

Cost of Goods Sold

Cost of goods sold includes the cost of purchased finished goods, including inbound freight and duty costs associated with the delivery of goods to our customers.

Shipping and Handling Costs

Costs associated with the Company’s third-party warehouse shipping and handling costs are included as a component of selling, general and administrative expenses.  Any shipping and handling costs billed to customers is recorded as revenue. The inbound shipping cost to the Company is recorded as cost of sales.

Marketing and Advertising

Marketing and advertising costs are generally expensed as incurred.  Marketing and advertising costs include athletic endorsement expenses and marketing contracts.  Accounting for endorsement expenses and marketing contracts is based upon the specific contract provisions and are generally expensed over the term of the contract, which ranges from 1 to 2 years.

Of the total amount expensed, and as reflected on the statement of operations, an allocation has been made to a related party classification for amounts incurred with an entity in which a member of the Board of Directors has an ownership interest in.

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

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand.  The Company's operations are subject to significant risk and uncertainties including financial and operational risks and the potential risk of business failure.  See Note 3, Liquidity and Management’s Plan.

Share-Based Payments

The Company estimates the cost of share-based payments to employees based on the award’s fair value on the grant date and recognizes the associated expense ratably over the requisite period.  The estimated cost is derived using the Black-Scholes option-pricing model, which includes assumptions that are highly subjective.  The Company may adjust these assumptions periodically to reflect changes in market conditions and historical experience.  Consequently, expenses reported for share-based payments to employees in the future may differ significantly from those reported in the current period.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
Unaudited

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

●	The expected volatility is based on the historical volatility of our common stock based on the daily quoted closing trading prices and comparison to peer data.
●	The forfeiture rate is based on an estimate of awards not expected to fully vest.

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

The Company had the following potential common stock equivalents at September 30, 2012 and December 31, 2011:

	2012	2011

Stock options, exercise price $0.69 - $2.26	4,651,170	3,242,170
Common stock warrants, conversion price $0.98 - $1.80	6,824,276	5,440,151
Unvested, forfeitable restricted stock grants	375,000	1,406,250
Total common stock equivalents	11,850,546	10,088,571

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
Unaudited

Since the Company incurred a net loss during the nine months ended September 30, 2012 and 2011, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

The Company has a total of 1,155,000 unvested options that will vest through August 2016.  The unvested stock grants will vest evenly through August 2013.  All options and warrants are expected to vest without forfeiture.

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

The Company's financial instruments consisted primarily of cash, accounts payable and accrued liabilities, accounts payable - related party, due from factor and loans payable - related party. The carrying amounts of the Company's financial instruments generally approximated their fair values as of September 30, 2012 and December 31, 2011, respectively due to the short-term nature of such items.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the "FASB") issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired; entities must perform the quantitative impairment test.  Otherwise, the quantitative test becomes optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The Company does not anticipate the adoption will have a material impact on its financial position or results of operations or cash flows.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
Unaudited

Note 5                  Due from Factor

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

Amounts due from factor consist of the following as of September 30, 2012 and December 31, 2011:

	2012	2011

Due from factor	$55,812	$-
Due to factor (1)	(35,975)	-
Due from factor, net	$19,837	$-

(1)	In addition to fees owed for outstanding receivables sold to factor, this amount includes an accrual of the prorated annual minimum aggregate factoring charge as described above.

Note 6                  Prepaid Expenses

Prepaid expenses consist of the following as of September 30, 2012 and December 31, 2011:

	2012			2011
	Cash	Common Stock	Total	Cash	Common Stock	Total

Investor relations	$-	$-	$-	$22,812	$-	$22,812
Marketing	69,764	173,469	243,233	460,038	228,322	688,360
Other	92,016	-	92,016	53,596	-	53,596
Total prepaid expenses	161,780	173,469	335,249	536,446	228,322	764,768

Prepaid expenses are generally amortized over the related service periods, which are less than or equal to one year.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
Unaudited

Note 7                  Property and Equipment

Property and equipment consist of the following as of September 30, 2012 and December 31, 2011:

	2012	2011

Leasehold improvements	$89,951	$2,400
Computers and office equipment	22,840	11,998
Furniture and fixtures	8,476	4,230
Software	36,084	30,500
Tradeshow and event equipment	7,229	-
	164,580	49,128
Accumulated depreciation	(16,733)	(1,779)
Property and equipment, net	$147,847	$47,349

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $14,954 and $255, respectively.

Note 8                  Intangible Assets

Intangible assets consist of the following as of September 30, 2012 and December 31, 2011:

	2012	2011

Patent and trademarks	$101,078	$17,101
Website development, net	34,446	4,667
Domain name	126,141	-
Intangible assets, net	$261,665	$21,768

Patents and Trademarks

The Company capitalizes legal fees and filing costs associated with the development of its patents and trademarks.  Patents and trademarks are generally amortized over an estimated useful life of 5 years using the straight-line method beginning on the registration or grant date, however, patents and trademarks with indefinite useful lives are not amortized.  Amortization expense for the nine months ended September 30, 2012 and 2011 was ($1,168) and $254, respectively.

Website Development

The Company capitalizes certain costs associated with the development of its websites.  Other costs related to the planning and maintenance of the websites are expensed as incurred.  Amortization is provided over the estimated useful life of 2 years using the straight-line method for financial statement purposes.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
Unaudited

As of September 30, 2012 and December 31, 2011, the Company’s website development costs are as follows:

	2012	2011

Website development	$50,156	$4,667
Accumulated amortization	(15,710)	-
Website development, net	$34,446	$4,667

The Company’s current website was placed into service in February 2012.  Amortization expense for the nine months ended September 30, 2012 and 2011 was $15,710 and $2,474, respectively.

Provision for Impairment

In December 2011, the Company executed an agreement for the development of a new website to support the expanded web store which was launched during the first quarter of 2012.  See also Note 8, Website Development, above.  As a result, the Company determined that there was a significant decrease in the market value of the original website and a significant adverse change in the extent or manner in which the original website would be used in subsequent periods.  Therefore, an impairment loss of $31,890 was recognized for the year ended December 31, 2011.

Domain Name

The Company capitalized the costs associated with the acquisition of its domain name, ryu.com.  The estimated useful life of the website domain is indefinite and accordingly related capitalized costs are not amortized. See Note 11, Capital Lease.

Note 9                  Credit Facility

In June 2012, the Company entered into a one year, unsecured, credit facility. The credit facility has a maximum borrowing capacity of $500,000. Under this credit facility, the Company will pay interest at a rate of 6% per year.

In July 2012, the Company made a $200,005 draw upon the credit facility.   This amount was repaid in August 2012 along with accrued interest in the amount of $712.  No balance was outstanding under the revolving credit facility at September 30, 2012.

Note 10                Loans Payable - Related Party

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
September 30, 2012
Unaudited

On March 8, 2011, an entity affiliated with the Company’s then Chief Executive Officer, who is now a Director, loaned the Company $25,000. The loan is non-interest bearing, unsecured and was repaid on March 8, 2012.

Note 11                Capital Lease

On February 1, 2012, the Company entered into a capital lease agreement to lease the domain name ryu.com for 10 years.  At the end of the lease term, title to the domain name will automatically transfer to the Company.  See Note 8, Domain Name.

During the nine months ended September 30, 2012 and 2011, the Company incurred and paid interest in the amount of $2,029 and $0 related to the capital lease, respectively.

Note 12                Stockholders’ Equity (Deficit)

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

The Company issued 5,415,151 shares of common stock for $3,244,095 ($0.60/share), net of direct offering costs in the amount of $5,000.  The Company also issued the holders one stock purchase warrant with a maturity of 2 years. The exercise price is $1.80 and requires a mandatory conversion by the holder if the market price of the common stock reaches $3.60 for at least ten consecutive trading days. The warrants issued entitled the holders to purchase an additional 5,415,151 shares of the Company’s common stock.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
Unaudited

Nine months ended September 30, 2012

In February 2012, The Company issued 1,500,000 shares of common stock for $1,493,100 ($1.00/share), net of direct offering costs of $6,900.  The Company also issued the holders the following warrants:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration

February 2012	750,000	750,000 upon issuance	$1.80	2.5	Years (1)

(1)	The Company may accelerate the expiry date of the warrants if the market price of the common stock reaches $4.00 for at least 20 consecutive trading days.

In August 2012, the Company completed a registration statement to list on the Canadian TSX Venture Exchange (“TSXV”).  In connection with the listing, the Company closed an initial public offering and issued 5,882,500 shares of common stock for $4,491,174 ($0.84/share), net of offering costs of $465,825. Pursuant to the agreement between the Company and its placement agent, the Company issued the following warrants to the agent as part of the offering:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration

August 2012	294,125	294,125 upon issuance	$1.49	2	Years

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

Year Ended December 31, 2011

The Company issued 1,520,809 shares of common stock, in exchange for services rendered having a fair value of $576,140 ($0.10 - $1.16/share).  227,041 shares, or $234,017, were issued as payment for future services.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
Unaudited

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

Nine months ended September 30, 2012

On January 26, 2012, the Company issued 100,000 shares of common stock to a consultant for services rendered, for a total of $98,000 ($0.98/share), based upon the quoted closing trading price.

The following is a summary of activity during 2012 for stock payments to non-employees reported as component of prepaid expenses on the Company’s balance sheet:

Prepaid balance - December 31, 2011	$228,322
Issuances of stock for future services	652,500
Amortization of prepaid balance	(707,353)
Prepaid balance - September 30, 2012	$173,469

There were no restricted stock grants issued during the year that are subject to vesting or forfeiture.  During the nine months ended September 30, 2012 and 2011, the Company expensed $1,079,104 and $142,700 related to restricted stock issued for services, respectively.

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

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
Unaudited

As of September 30, 2012 and December 31, 2011, the Company had the following stock option grants:

	Quantity
	of Shares	Fair Market	Share Vesting Schedule					Expiration
Grant Date	Granted	Value	2011	2012	2013	2014	2015 and thereafter	(Years)

June 2011	1,800,000	$1,149,652	1,800,000	-	-	-	-	5 – 10
July 2011 (1)	950,000	1,991,263	950,000	-	-	-	-	10
August 2011	228,670	246,415	228,670	-	-	-	-	10
September 2011	13,500	17,301	13,500	-	-	-	-	10
October 2011	250,000	271,718	200,000	12,500	12,500	12,500	12,500	10
Subtotal	3,242,170	3,676,349	3,192,170	12,500	12,500	12,500	12,500

January 2012	770,000	623,432	-	192,500	192,500	192,500	192,500	10
March 2012	4,000	2,880	-	4,000	-	-	-	10
April 2012	600,000	352,138	-	600,000	-	-	-	5
May 2012 (2)	(200,000)	(85,495)	-	(125,000)	(25,000)	(25,000)	(25,000)	10
August 2012	635,000	422,282	-	100,000	133,750	133,750	267,500	10
August 2012 (2)	(400,000)	(79,666)	(300,000)	-	(25,000)	(25,000)	(50,000)	10
Subtotal	1,409,000	1,235,571	(300,000)	771,500	276,250	276,250	385,000

Total	4,651,170	$4,911,920	2,892,170	784,000	288,750	288,750	397,500

(1)	Includes options issued for services discussed in Note 15, Commitments - Related Party.

(2)	Options forfeited, upon termination of employment. During the nine months ended September 30, 2012, the Company reversed $18,254 relating to the unvested portion of the forfeited stock options.

The Black-Scholes assumptions used are as follows:

	September 30, 2012	December 31, 2011

Exercise price	$0.90 - $1.00	$0.69 - $2.26
Expected dividends	0%	0%
Expected volatility	100% - 136%	127% - 136%
Risk free interest rate	0.33% - 3.22%	1.92% - 3.22%
Expected term of option	2.5 - 10 years	5 - 10 years
Expected forfeitures	0%	0%

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
Unaudited

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Balance - December 31, 2010	-	$-	-	$-
Granted	3,242,170	1.24	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Balance - December 31, 2011	3,242,170	1.24	8.58 years	$558,000
Granted	2,009,000	0.94	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	(600,000)	1.67	-	-
Outstanding - September 30, 2012	4,651,170	$1.22	8.54 years	$90,000
Exercisable - September 30, 2012	3,796,170	$1.09	8.04 years	$86,250

	September 30, 2012	December 31, 2011

Grant date fair value of options	$4,911,920	$3,676,349
Weighted average grant date fair value	$1.06	$1.18

Outstanding options held by related parties	$2,532,670	$1,928,670
Exercisable options held by related parties	$1,632,670	$1,928,670
Fair value of stock options held by related parties	$3,309,540	$2,696,995

During the nine months ended September 30, 2012 and 2011, the Company expensed $530,774 and $3,360,384 related to stock option grants, respectively.

Warrants

As of September 30, 2012 and December 31, 2011, the Company granted the following warrants:

	Quantity
	of Shares	Fair Market	Share Vesting Schedule		Expiration
Grant Date	Granted	Value	2011	2012	(Years)

June 2011 (1)	5,415,151	$-	5,415,151	-	2
August 2011	50,000	92,798	25,000	25,000	3
Subtotal	5,465,151	92,798	5,440,151	25,000

January 2012 (2)	15,000	11,650	-	15,000	10
January 2012 (3)	100,000	86,859	-	100,000	5
February 2012 (4)	750,000	-	-	750,000	2
April 2012 (3)	100,000	80,192	-	100,000	5
July 2012 (3)	100,000	68,300	-	100,000	5
August 2012 (5)	294,125	-	-	294,125	2
Subtotal	1,359,125	247,001	-	1,359,125

Total	6,824,276	$339,799	5,440,151	1,384,125

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
Unaudited

(1)	Warrants issued in connection with the June 2011 private placement discussed in Note 12, Stock Issued for Cash.

(2)	Warrants issued in connection with the domain name discussed in Note 8, Domain Name.

(3)
The Company has also committed to grant an additional 200,000 warrants to this consultant for services to be rendered. The grants will be in increments of 100,000 warrants after 3 months of service, over the course of 1 year. The Company will value these warrants at each grant date.   All warrants under the agreement will be fully vested upon grant. Grant dates will be October 2012 and January 2013.  See also Note 16, Subsequent Events, regarding the October 2012 issuance.

(4)	Warrants issued in connection with the February 2012 private placement discussed in Note 12, Stock Issued for Cash.

(5)	Warrants issued in connection with the August 2012 initial public offering discussed in Note 12, Stock Issued for Cash.

The Black-Scholes assumptions used are as follows:

	September 30, 2012	December 31, 2011

Exercise price	$0.98 - 1.80	$1.27
Expected dividends	0%	0%
Expected volatility	111% - 145%	128%
Risk free interest rate	0.24 - 0.82%	0.55%
Expected term of warrant	2 - 10 years	3 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2010	-	$-	-	$-
Granted	5,465,151	1.80	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding - December 31, 2011	5,465,151	1.80	1.49 years	$-
Granted	1,359,125	1.59	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding - September 30, 2012	6,824,276	$1.75	1.10 years	$-
Exercisable - September 30, 2012	6,824,276	$1.75	1.10 years	$-

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
Unaudited

During the nine months ended September 30, 2012 and 2011, the Company expensed $281,750 and $18,560 related to stock warrants issued for services, respectively.

Note 13                Related Party Transactions

As of December 31, 2011, a director made advances on behalf of the Company for $10,865, which is included in Accounts payable - related party on the balance sheet.  In January 2012, this amount was repaid.

As of September 30, 2012, officers made advances on behalf of the Company for $3,321, which is included in Accounts payable - related party on the balance sheet.

Note 14                Commitments

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

The consulting agreement had both cash and non-cash components for compensation as follows:

		Common Stock Shares		Common Stock Options
	Cash	Quantity of Shares	Fair Market Value	Quantity of Shares	Fair Market Value	Total Compensation

February 2010 (1)	$314,860	500,000	$50,000	-	$-	$364,860
May 2010 (1)	585,000	1,500,000	150,000	-	-	735,000
July 2011 (2)	350,000	-	-	600,000	1,304,937	1,654,937
January 2012	386,000	-	-	-	-	386,000
	$1,635,860	2,000,000	$200,000	600,000	$1,304,937	$3,140,797

(1)           Fair value of $0.10/share was based upon recent cash offerings to third parties.

(2)	In connection with the 600,000 stock options granted on July 1, 2011, the Black-Scholes assumptions used were as follows:

Exercise price	$.2.26
Expected dividends	0%
Expected volatility	127%
Risk free interest rate	3.22%
Expected life of option	10 years
Expected forfeitures	0%

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
Unaudited

All options were fully vested upon issuance.

As of September 30, 2012 and December 31, 2011, the Company owed $0 and $52,312, respectively, to this vendor.  This amount is included in Accounts payable and accrued liabilities - related party on the balance sheet.

Marketing Commitment – House of RYU

In March 2012, the Company executed an agreement with an athletic center in Las Vegas, Nevada, whereby such center, rebranded as the House of RYU, is licensed to use the Company's brand and sell its products.  In exchange, the Company may use the center for various sports marketing initiatives.  The term of the agreement is three years.  The Company paid $125,000 in rebranding fees.  The rebranding fees are expensed as incurred.

Lease Obligations

The Company has obligations under operating leases for its corporate office facility and for its retail store that opened in Las Vegas, Nevada in October 2012.  The leases expire at various dates through 2014.  Amounts in the table below reflect a rent escalation clause for the retail store but does not include contingent rent the Company may incur based on future sales above approximately $105,000 per month.

The Company also entered into a capital lease agreement to lease the domain name ryu.com through 2022.  The future minimum lease payments required under the operating and capital leases as of September 30, 2012, are as follows:

	Operating Leases	Capital Lease	Total Lease Obligations

2012 (3 months remaining)	$49,245	$2,370	$51,615
2013	186,695	11,339	198,034
2014	100,506	11,307	111,813
2015	-	11,503	11,503
2016	-	11,703	11,703
2017 and thereafter	-	58,147	58,147
Total minimum lease payments	336,446	106,369	442,815
Less: current maturities	(192,866)	(10,869)	(203,735)

Long-term lease obligations	$143,580	$95,500	$239,080

Note 15                Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results and cash flows.

Respect Your Universe, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
Unaudited

Note 16                Subsequent Events

In October 2012, the Company granted the following warrants for services rendered:

Date	Quantity Granted	Fair Value	Vesting Schedule	Expiration

October 2012	100,000	$50,035	100,000 upon issuance	5	Years

The Black-Scholes assumptions used are as follows:

Exercise price	$1.20
Expected dividends	0%
Expected volatility	109%
Risk free interest rate	0.76%
Expected life of warrant	5 years
Expected forfeitures	0%

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

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”).  In addition, from time to time, the Company through its management may make oral forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance, and therefore you should not put undue reliance upon them. Some of the factors that may cause actual results to differ materially from those indicated in these statements are found in the section “Risk Factors” in our Form S-1 as filed with the SEC on June 25, 2012, and also include without limitation:

•	changes in general economic or market conditions that could impact consumer demand for our products;
•	our product lines, including that we intend to launch additional product lines in the future;
•	our business plan;
•	capital expenditure programs;
•	the enforceability of our intellectual product rights;
•	projections of market prices and fluctuations of product costs;
•	sales of our products;
•	our marketing, branding and sponsorship initiatives;
•	our need for and ability to raise capital;
•	our ability to retain the services of our senior management and key employees.

The forward-looking statements contained in this Form 10-Q reflect our views and assumptions only as of the date of this Form 10-Q.  The Company undertakes no obligation to update or revise any forward-looking statements after the date on which the statement is made.

Overview

We are a development stage company in the process of designing, marketing, selling and distributing athletic apparel.  The RYU brand is built for an athletic consumer, suited for performance lifestyle.  Our products are crafted for the individual that respects themselves, their universe and embraces sustainability.  We are guided by our core principles: respect, honor, strength and sustainability.

We were incorporated in the State of Nevada in November 2008.  The majority of our operations, including product creation, sales and general marketing and management are run out of our office in Portland, Oregon.  We have retained a senior leadership team with extensive experience in the apparel and sporting goods industry.  In August 2012, we appointed then-current Director of the Company, David Campisi, to be our Chief Executive Officer, replacing Christopher Martens.  Mr. Campisi is a senior retail and apparel industry executive who was the former Chairman, President and CEO of The Sports Authority.

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

We sell our product through multiple channels: wholesale, brick-and-mortar retail and e-commerce.  Our initial product line launched in February 2012, which coincided with the roll out of our online store at ryu.com.  In October 2012, we opened our first retail store at The Shoppes at the Palazzo in Las Vegas, Nevada.  We continue to build out our wholesale channel through a strategic mix of specialty retailers, e-tailers, large multi-door retailers and gyms, and international distributors.

Based on the progression of our operations, expansion of our sales channels to include our retail channels due to the kick-off of our retail store in October 2012, Management anticipates that in Q4’12 the Company will no longer be a development stage enterprise.

Product Lines

Our premium athletic products include competition, training, sportswear and outerwear, as well as headwear and accessories that are designed to meet the demands of an active lifestyle.  We follow the apparel industry norm of launching two commercial product lines each year for the Spring/Summer (“Spring”) and Fall/Holiday (“Fall”) seasons.

In February 2012, we launched our Spring 2012 line of men’s performance and lifestyle apparel, and accessories.  Our Fall 2012 season included an expanded men’s line and the launch of our women’s line of apparel and additional accessories.  Delivery of our Fall lines will continue into the fourth quarter of 2012 along with the introduction of a limited line of winter outerwear.

Our Spring 2013 product line has been designed and is anticipated to include a limited number of new styles for our men’s and women’s categories, as well as additional accessories.  Orders for sales samples have been placed with our factories, and delivery is expected to occur during the fourth quarter.

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

For the three months ended September 30, 2012 and 2011:

For the three months ended September 30, 2012, we generated $243,541 in revenues, net of discounts and an allowance for estimated returns, as compared to $1,407 for the three months ended September 30, 2011.  The increase in net revenues is attributed to the continued inroads we are making with our wholesale business, as well as the ongoing success our marketing initiatives are having at building brand awareness and driving online traffic to our ryu.com store.

Our cost of goods sold for the three months ended September 30, 2012 was $156,032, or 64.1% of net revenues, resulting in a gross profit of $87,509, as compared to $7,022 cost of goods sold and a $5,615 gross loss during the three months ended September 30, 2011.

We incurred $628,066 in marketing and advertising expenses during the three months ended September 30, 2012, as compared to $100,465 for the comparable period of 2011.  This increase is a result of our increased digital media, brand and sports marketing initiatives and communications during 2012.

During the three months ended September 30, 2012, we incurred product creation expense of $160,686, of which $37,582 was paid to Exit 21, an entity controlled by our former Chief Executive Officer and our current Chief Operating Officer.  By contrast we paid $72,364 in product creation expense, of which $70,000 was paid to Exit 21 during the three months ended September 30, 2011.  The increase in product creation expense is due to the design and development of our Spring 2013 and Fall 2013 product lines.

Selling, general and administrative expense for the three months ended September 30, 2012 were $1,236,381 compared to $2,946,594 for the three months ended September 30, 2011.  The decrease is largely due to $1,991,263 in incentive stock options issued during July 2011 that were fully vested upon issuance.  The primary components of selling, general and administrative expense during the 2012 period were employee compensation expense $450,810, sales expense of $256,003, investor relations expenses of $170,351 and legal, professional and consulting fees of $213,456.

During the three months ended September 30, 2012, our total operating expenses were $2,025,133 compared to $3,119,423 for the three months ended September 30, 2011, resulting in a net loss of $1,937,624 and $3,125,038 for the three months ended September 30, 2012 and 2011, respectively.  The decrease in total operating expenses is due to the reduction in selling, general and administrative expense from the prior year.

For the nine months ended September 30, 2012 and 2011:

For the nine months ended September 30, 2012, we generated $415,189 in revenues, net of discounts and an allowance for estimated returns, as compared to $1,407 for the nine months ended September 30, 2011.  The increase in net revenues is attributed to the continued inroads we are making with our wholesale business, as well as the ongoing success our marketing initiatives are having at building brand awareness and driving online traffic to our ryu.com store.

Our cost of goods sold for the nine months ended September 30, 2012 was $253,740, or 61.1% of net revenues, resulting in gross profit of $161,449, as compared to $7,022 cost of goods sold and a $5,615 gross loss during the nine months ended September 30, 2011.

We incurred $2,010,664 in marketing and advertising expenses during the nine months ended September 30, 2012, as compared to $314,420 for the comparable period of 2011.  This increase is a result of our increased digital media, brand and sports marketing initiatives and communications during 2012.

During the nine months ended September 30, 2012, we incurred product creation expense of $793,147, of which $513,404 was paid to Exit 21, an entity controlled by our former Chief Executive Officer and our current Chief Operating Officer.  By contrast we paid $236,438 in product creation expense, of which $226,162 was paid to Exit 21, during the nine months ended September 30, 2011.  The increase in product creation expense is due to the design and development our Fall 2012, Spring 2013 and Fall 2013 product lines.

Selling, general and administrative expenses for the nine months ended September 30, 2012 were $3,681,545 compared to $4,291,673 for the nine months ended September 30, 2011.  This decrease is driven by a decrease in share-based compensation from September 30, 2011 to September 30, 2012.  The primary components of selling, general and administrative expense during the 2012 period were investor relations expenses of $1,156,030, employee compensation expense of $917,477, sales expense of $671,463 and legal, professional and consulting fees of $447,516.

During the nine months ended September 30, 2012, our total operating expenses were $6,485,356 compared to $4,842,531 for the nine months ended September 30, 2011 resulting in a net loss of $6,323,907 and $4,848,146 for the nine months ended September 30, 2012 and 2011, respectively.

For the period from November 21, 2008 (inception) to September 30, 2012:

We have generated nominal but increasing revenues during the period from November 21, 2008 (inception) to September 30, 2012 of $419,997 and cost of goods sold of $262,954, or 62.6% of net revenues, resulting in a gross profit of $157,043.

We incurred marketing and advertising expenses in the amount of $2,904,397 for the period from November 21, 2008 (inception) through September 30, 2012.  Of the total amount expensed to date, $63,900 was paid to a related party for development of brand and marketing media.

For the period from November 21, 2008 (inception) through September 30, 2012, total product creation expenses were $2,160,208 of which $1,870,248 was paid to Exit 21, an entity controlled by our former Chief Executive Officer and current Chief Operating Officer.

For the period from November 21, 2008 (inception) through September 30, 2012, selling, general and administrative expenses were $9,436,307.  A significant portion of our operating expenses during this period were from non-cash transactions resulting in share-based compensation expense of $6,341,034.

As a result of the February 2012 launch of our new e-commerce website, ryu.com, we recognized an impairment loss in December 2011 related to our previous website in the amount of $31,890.  The amount was based on the net asset value as of December 31, 2011.

Total operating expenses for the period from November 21, 2008 (inception) through September 30, 2012 were $14,532,802 and our accumulative net loss for the period was $14,375,759.

Liquidity and Financial Condition

As of September 30, 2012, we had current assets of $5,156,801, current liabilities of $585,530 and working capital of $4,571,271, compared to current assets of $3,836,751, current liabilities of $497,307 and working capital of $3,339,444 at December 31, 2011.

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

Management believes that the cash balance on September 30, 2012, current level of working capital, anticipated cash that will be received from expected future sales, and additional funds through the issuance of equity securities will be sufficient to sustain operations for the next twelve months. Additionally, In June 2012, the Company entered into a one year, unsecured, credit facility. The credit facility has a maximum borrowing capacity of $500,000. Under this credit facility, the Company will pay interest at a rate of 6% per year.

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

Operating Activities

During the nine months ended September 30, 2012, the Company used cash in the amount of $6,740,264 for operating activities.  The major components of operating activities include a net loss of $6,323,907, offset by share-based compensation expense of $1,891,628, an increase in inventory of $2,880,460, a decrease in prepaid expenses of $374,666, an increase in other current assets $73,970, and an increase in accounts payable and accrued liabilities of $102,354.

By comparison, during the nine months ended September 30, 2011, the Company used cash in the amount of $1,625,353 for operating activities. The major components of operating activities included a net loss of $4,848,146, offset by share-based compensation expense of $3,521,644, an increase in deposits for inventory purchased of $203,588, an increase in prepaid expenses of $44,014, and a decrease in accounts payable and accrued liabilities of $113,763.

During the period from November 21, 2008 (inception) through September 30, 2012, the Company used cash in the amount of $10,739,696 for operating activities.  The major components of operating activities include a net loss of $14,375,759,  offset by share-based compensation expense of $6,341,034, an increase in inventory of $3,059,001, an increase in deposits for inventory purchased of $34,519, and an increase in accounts payable and accrued liabilities of $574,661.

Investing Activities

The Company used cash in the amount of $260,121 in investing activities during the nine months ended September 30, 2012.  Investing activities during that period included $115,452 for property and equipment purchases and $128,299 for intangible assets, which included the development of its patents and trademarks, website development costs and the acquisition of our new domain name.  All of the costs have been capitalized and those with finite life will be amortized over the expected useful lives of the assets.  Depreciation and amortization during the nine months ended September 30, 2012 totaled $29,496.  We also paid $16,370 as a security deposit for our retail store.

By contrast, investing activities for the nine months ended September 30, 2011 included $8,114 for property and equipment purchases and $51,559 for the acquisition of intangible assets.  For the period from November 21, 2008 (inception) to September 30, 2012, total cash used in investing activities was $369,654 and included $164,579 for property and equipment purchases, $188,705 for the acquisition of intangible assets and $16,370 in security deposits.

Financing Activities

During the nine months ended September 30, 2012, the Company borrowed $200,005 against our line of credit as a bridge loan until proceeds from the IPO in Canada became available.  The balance including interest of $712 was subsequently repaid in the same quarter.  We also repaid $25,000 to related parties, paid $7,683 towards capital lease obligations and received gross proceeds from the sale of common stock and warrants of $6,441,300, of which 472,725 was paid in offering costs for net cash provided by financing activities of $5,935,692.

During the nine months ended September 30, 2011, the Company received related party advances in the amount of $25,000, repaid $20,000 to related parties and received gross proceeds from the sale of common stock in the amount of $6,124,235, of which 18,478 was paid in offering costs for total cash provided by financing activities of $6,129,235.

From November 21, 2008 (inception) to September 30, 2012, the Company received related party advances in the amount of $151,700, repaid $45,000 to related parties, paid $7,683 on capital lease obligations, and received proceeds from sale of common stock and warrants of $13,117,284, of which 472,725 was paid for in offering costs for total net cash provided by financing activities of $12,743,576.  During 2008, related party advances of $106,700 were exchanged for shares of common stock.

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

Inventory is valued on a lower of cost or market basis based upon the weighted average method of inventory costing.  Market value is estimated based upon assumptions made about future demand and retail market conditions.  If we determine that the estimated market value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or market.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  The cost of repairs and maintenance is expensed as incurred.  Depreciation is provided on the straight-line method over the estimated useful lives of the assets.  Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from property and equipment and any gain or loss is reflected as a gain or loss from operations.

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  Revenue is recorded net of discounts and an allowance for estimated returns.

Share-Based Payments

The Company estimates the cost of share-based payments to employees based on the award’s fair value on the grant date and recognizes the associated expense ratably over the requisite period.  The estimated cost is derived using the Black-Scholes option-pricing model, which includes assumptions that are highly subjective.  The Company may adjust these assumptions periodically to reflect changes in market conditions and historical experience.  Consequently, expenses reported for share-based payments to employees in the future may differ significantly from those reported in the current period.

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

●	The expected volatility is based on the historical volatility of our common stock based on the daily quoted closing trading prices and comparison to peer data.

●	The forfeiture rate is based on an estimate of awards not expected to fully vest.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the "FASB") issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired; entities must perform the quantitative impairment test.  Otherwise, the quantitative test becomes optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  We do not anticipate the adoption will have a material impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4	Controls and Procedures

Disclosure Controls and Procedures

In connection with the August 2012 filing of our original Quarterly Report on Form 10-Q for the period ended June 30, 2012, our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012, and based on that evaluation they concluded that our disclosure controls and procedures were effective. Based on that re-evaluation due to a material weakness identified below, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2012 in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in its internal controls over financial reporting. Notwithstanding the material weakness, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements included in this amendment present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified is insufficient resources in the accounting and finance organization to ensure appropriate application of GAAP in the area of accounting for certain of the Company’s non−routine transactions. This material weakness resulted in the restatements to the financial statements of the 2011 and 2012 filings discussed above.
Remediation of Material Weakness

The Company plans to implement, certain measures to remediate the identified material weakness and to enhance the Company’s internal control over its quarterly and year−end financial reporting processes. As of the date of the filing of this Form 10−Q, the Company plans to implement the following measure:

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

Use of Proceeds from Public Offering of Common Stock

On August 3, 2012 we completed a public offering in which we sold 5,882,500 shares of our common stock.  We raised a total of $4,956,999 in gross proceeds from the offering, or $4,491,174 in net proceeds after deducting placement agent commissions of $247,849 and other offering costs of $217,976.

As of September 30, 2012, we had used approximately $2.8 million of the net proceeds from our offering for brand marketing, opening retail stores for our products, selling, general and administrative expenses and working capital. We anticipate that we will continue to use the remaining net proceeds from our offering for the same purposes. The timing and amount of our actual expenditures of the remaining offering net proceeds will be based on many factors, including without limitation, cash flows from operations and the anticipated growth of our business. There has been no material change in the planned use of proceeds from our offering as described in the final prospectus filed with the SEC on June 26, 2012 pursuant to Rule 424(b) promulgated by the SEC under the Securities Act of 1933, as amended.

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

Respect Your Universe, Inc.

Date: November 19, 2012	/s/ David J. Campisi
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2012	/s/ Steven H. Eklund
Steven H. Eklund, Chief Financial Officer (Principal Accounting and Financial Officer)