Form 10-K/A
period 2011-12-31
RESPECT YOUR UNIVERSE, INC.
filed 2012-12-21
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $62,045,607 as of June 30, 2011.,

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  41,127,128 shares of common stock as of March 9, 2012.

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A solely to include XBRL (Extensible Business Reporting Language) information in Exhibit 101 that was excluded from our Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 30, 2011, as filed on November 19, 2012, as provided for under Rule 405 of the Securities and Exchange Commission’s Regulation S-T. This Amendment No. 2 makes no other changes to such Annual Report on Form 10-K, as amended.

 PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Respect Your Universe, Inc.

Date: December 20, 2012	/s/ David Campisi
David Campisi, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Campisi	Director and Chief Executive Officer	December 20, 2012
David Campisi	(Principal Executive Officer)

/s/ John Wood	Director and President	December 20, 2012
John Wood

/s/ Bill Marcus	Director	December 20, 2012
Bill Marcus

/s/ Munir Ali	Director	December 20, 2012
Munir Ali

/s/ Steven H. Eklund	Director and Chief Financial Officer	December 20, 2012
Steven H. Eklund	(Principal Financial and Accounting Officer)