Form 10-Q/A
period 2012-03-31
RESPECT YOUR UNIVERSE, INC.
filed 2012-12-21
CIK 1472601

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A solely to include XBRL (Extensible Business Reporting Language) information in Exhibit 101 that was excluded from our Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012, as filed on November 19, 2012, as provided for under Rule 405 of the Securities and Exchange Commission’s Regulation S-T. This Amendment No. 2 makes no other changes to such Quarterly Report on Form 10-Q/A, as amended.

PART II

Item 6        Exhibits, Financial Statement Schedules

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

Respect Your Universe, Inc.

Date: December 20, 2012	/s/ David Campisi
David Campisi Chief Executive Officer

Date: December 20, 2012	/s/ Steven H. Eklund
Steven H. Eklund, Chief Financial Officer (Principal Accounting and Financial Officer)