Form 10-Q/A
period 2012-06-30
RESPECT YOUR UNIVERSE, INC.
filed 2012-12-21
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 3)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  47,603,378 shares of common stock as of August 13, 2012

EXPLANATORY NOTE

We are filing this Amendment No. 3 on Form 10-Q/A solely to include XBRL (Extensible Business Reporting Language) information in Exhibit 101 that was excluded from our Amendment No. 2 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012, as filed on November 19, 2012, as provided for under Rule 405 of the Securities and Exchange Commission’s Regulation S-T. This Amendment No. 3 makes no other changes to such Quarterly Report on Form 10-Q/A, as amended.

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