Form 10-Q/A
period 2012-09-30
RESPECT YOUR UNIVERSE, INC.
filed 2012-12-21
CIK 1472601

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  47,947,128 shares of common stock as of November 1, 2012

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A solely to include XBRL (Extensible Business Reporting Language) information in Exhibit 101 that was excluded from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, as filed on November 19, 2012, as provided for under Rule 405 of the Securities and Exchange Commission’s Regulation S-T. This Amendment No. 1 makes no other changes to such Quarterly Report on Form 10-Q.

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