Form 10-K
period 2012-12-31
RESPECT YOUR UNIVERSE, INC.
filed 2013-04-01
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-166171

Respect Your Universe, Inc.
(Exact name of registrant as specified in its charter)

Oregon	68-0677944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

818 North Russell Street, Portland	97227
(Address of principal executive offices)	(Zip Code)

1-877-798-8326
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value, $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes           ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐Yes           ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes           ☐No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $33,650,665 as of June 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  65,158,883 shares of common stock as of March 28, 2013.
DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed on or before April 30, 2013.

RESPECT YOUR UNIVERSE, INC.
DECEMBER 31, 2012

PART I

Note about Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”).  In addition, from time to time, the Company through its management may make oral forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance, and therefore you should not put undue reliance upon them. Some of the factors that may cause actual results to differ materially from those indicated in these statements include without limitation:

•	changes in general economic or market conditions that could impact consumer demand for our products;
•	our product lines, including that we intend to launch additional product lines in the future;
•	our business plan;
•	capital expenditure programs;
•	the enforceability of our intellectual product rights;
•	projections of market prices and fluctuations of product costs;
•	sales of our products;
•	our marketing, branding and sponsorship initiatives;
•	our need for and ability to raise capital;
•	our ability to retain the services of our senior management and key employees;
•	our ability to sell excess inventory

The forward-looking statements contained in this Form 10-K reflect our views and assumptions only as of the date hereof and the Company undertakes no obligation to update or revise any forward-looking statements after the date on which the statement is made.

Throughout this Annual Report on Form 10-K references to “we”, “our”, “us”, “the Company”, and similar terms refer to Respect Your Universe, Inc.

Item 1	Business

Overview

Respect Your Universe is a performance lifestyle apparel brand focused on the needs of the athlete. Our men's and women's performance and active wear lines are designed for an athletic consumer and suited for a performance lifestyle. The Respect Your Universe brand is based on respect, strength, honor and sustainability. Crafted from organic and/or recycled materials, our products are focused on performance, comfort and style, but also designed with respect toward maintaining the health of our environment.

We were incorporated in the State of Nevada in November 2008.  Our corporate headquarters and operations are located in Portland, Oregon, a major hub in our industry.  We have retained a senior leadership team with extensive experience in the sports apparel industry.  All products are designed, developed and tested at our corporate headquarters, and all production takes place in some of the top factories in our industry.

We sell our products through three primary channels: wholesale, retail and e-commerce.  Our initial product line launched in February 2012, which coincided with the roll out of our online store at ryu.com.  In October 2012, we opened our first retail store at The Shoppes at the Palazzo in Las Vegas, Nevada.  We continue to develop our wholesale channel through a mix of specialty retailers, e-tailers, large multi-door retailers, gyms, and international distributors.

In the fourth quarter of 2012, management concluded that it was no longer a development stage enterprise.  This determination was in light of the following considerations: principal operations were underway, the Company was producing and marketing a full line of men’s and women’s apparel, and generating revenues through all three sales channels.

Product Lines

Our products include performance and lifestyle apparel and accessories that are environmentally friendly and meet the demands of an active lifestyle.  Our men’s and women’s lines are comprised of up to 90 percent organic and recycled materials, utilizing some of the best yarn and fabric suppliers in the world.  We currently market two commercial product lines each year for the Spring/Summer (“Spring”) and Fall/Holiday (“Fall”) seasons.

In February 2012, we launched a limited Spring 2012 men’s line.  Our Fall 2012 season included an expanded men’s line and the roll out of our women’s line of apparel and accessories.  Delivery of our Fall lines continued into the fourth quarter of 2012 along with the introduction of a limited line of winter outerwear.

We released a limited Spring 2013 line in March 2013 that included approximately 18 new men’s and women’s styles.  Approximately 10 additional styles were designed for the Fall 2013 season and are currently in production at our factories.  We anticipate these new styles will arrive at our warehouse in June and July 2013.

Our Spring 2014 line has been designed and is currently in development.  It will include approximately 20 new men’s and 20 new women’s styles as well as additional accessories and a limited number of carryover styles.  We anticipate production will begin in October 2013 and arrival at our warehouse expected for December 2013.  Our Fall 2014 line is currently in design.

Product Research and Development

We understand our research and development efforts are a key factor for success.  Portland’s proximity to a vast pool of apparel design talent, along with its eco-conscious reputation, provides us the resources and skills needed to support our product development and growth.  We use technical innovation in the construction of our apparel to create products that enhance an active lifestyle.  Our products are manufactured with technical fabrications produced by third parties and developed in collaboration with our product development team.

Exit 21

We had contracted with Exit 21 Global Solutions, LLC (“Exit 21”), a consulting firm controlled by our former Chief Executive Officer and our current Chief Operating Officer, to assist us in the design, development and sourcing all of our products through our Spring 2013 product line.  Starting with our Fall 2013 product line creation, for which work commenced in April 2012, we are no longer contracting with Exit 21 and are managing product creation directly using internal resources supplemented with independent contractors as required.

Product Manufacturing

Respect Your Universe outsources the commercial manufacturing of its product lines to factories outside of the United States.  During 2012, production occurred primarily at manufacturers located in Asia.  Our independent suppliers buy raw materials in bulk for the manufacturing of our apparel and accessories.

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

Product Distribution

We have deployed a multi-channel distribution strategy to deliver our products to consumers.  Our wholesale channel consists of athletic specialty retailers, e-tailers, large multi-door sporting goods and department stores, gyms and distributors.  Our e-commerce channel consists of the ryu.com web store, which was launched in February 2012 and provides a global consumer base access to our entire product line.  Our third channel, retail, includes our first retail store in Las Vegas, Nevada, which opened at the end of October 2012 and is located in the The Shoppes at the Palazzo.

We have contracted with third parties to outsource our inventory receiving, warehousing and our product fulfillment needs.

Product Marketing

We create awareness and demand for our products through the following marketing strategies: digital marketing, media placements, product seeding, sports marketing and social media.

We use digital marketing strategies to bring consumers to our website at ryu.com to introduce them to our brand and present our product lines for sale through our web store.  We have partnered with a reputable public relations firm to support our brand development through distribution of news releases to local and national media, strategic media placements that will introduce our brand to target consumers and through social media support.

We have established a social media strategy for communicating directly with consumers to build awareness and interest in Respect Your Universe.  Through the use of platforms including Facebook, Twitter, Instagram and Pinterest we are building a strong community following and interacting with our brand.

Our sports marketing efforts have focused on creating relationships with professional and amateur athletes through sponsorship agreements.  During 2012 we had endorsement agreements with several professional athletes including Jonny Gomes (MLB), Phil Heath (bodybuilding), Jon Fitch (MMA) and other professional athletes spanning various sports.  In February 2013, we executed an endorsement agreement with Liz Arch (creator of Primal Yoga).

In December 2011, we entered into a sponsorship agreement with Zuffa Marketing LLC to sponsor a select number of UFC events.  As a sponsor of the UFC we had certain marketing rights for the RYU brand at selected pay-per-view and weigh-in events, use of the UFC logo on our products and website, and access to certain UFC digital media assets.  The agreement expired in December 2012 and was not renewed.

Competition

The market for athletic apparel is highly competitive.  We compete with a significant number of apparel brands, as well as wholesalers and direct sellers of performance and lifestyle athletic apparel.  Many of our competitors have significant advantages over our Company in terms of scale, operating histories, number of locations, capital and other resources.  The intense competition and the rapid changes in technology and consumer preferences constitute significant risk factors for our operations in the industry.

We are a company that has only recently commenced commercial operations. Accordingly, there can be no assurances that we can successfully compete in our industry.  We believe that the vision of our brand, which is to inspire people with active lifestyles to respect themselves, others and the world they live in, is compelling and relevant to consumers across all demographics.  We also believe that our vision, combined with a strategy of using high quality performance lifestyle apparel as a platform for delivering our brand’s message, differentiates us and will enable us to obtain a competitive position in the industry.

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

We intend to continue to strategically register, both domestically and internationally, existing patents, trademarks and copyrights that are consistent with our vision for the future of our brand.  Additionally, we intend to strategically register both domestically and internationally, patents, trademarks and copyrights that we develop in the future.

Employees

We currently have eleven full time employees and five part-time employees.  Our employees are responsible for performing or overseeing all operations of the Company.  Specifically, our employees’ direct responsibilities include, but are not limited to, seeking the investment capital necessary to build and help sustain commercial operations, creating and executing our marketing, branding and sales strategy, driving the overall product design strategy, directing product development, operations, sales, finance and general administrative duties.

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 1B	Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2	Properties

Our corporate headquarters and principal operations are located at 818 North Russell Street, Portland, Oregon 97227.  We are leasing approximately 2,400 square feet of office space for a term of one year.  The lease expires in August 2013 and we have the option to extend the lease term for an additional twelve months.

Our initial retail store is located at the Shoppes at the Palazzo at 3327 South Las Vegas Boulevard, Las Vegas, Nevada 89109. We are leasing approximately 1,600 square feet of retail space for a term of 2 years.  The lease expires on July 31, 2014, and we have the option to terminate the lease at any time after August 1, 2013.

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

Our Common Stock trades on the OTCQB Marketplace, operated by OTC Markets Group Inc. under the symbol “RYUN” as well as on the Toronto Venture Stock Exchange under the symbol “RYU”.

The following table sets forth the quarterly high and low bid prices for our Common Stock during the last two fiscal years, as reported by the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Bid Prices ($)
2011 Fiscal Year	High	Low

March 31, 2011	n/a	n/a
June 30, 2011	2.22	0.17
September 30, 2011	2.53	0.85
December 31, 2011	1.38	0.90

2012 Fiscal Year

March 31, 2012	1.14	0.93
June 30, 2012	1.05	0.80
September 30, 2012	0.91	0.64
December 31, 2012	0.82	0.45

Holders

As of December 31, 2012, we had 140 shareholders of record of our common stock.

Dividend Policy

The payment of dividends in the future rests within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and financial condition, as well as other relevant factors.   We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business.

Equity Compensation Plan Information

On June 10, 2011, we adopted the 2011 Incentive Award Plan (the “2011 Plan”) and on May 18, 2012, the Board of Directors approved certain revisions to the 2011 Plan, resulting in our 2012 Stock Option (the “2012 Plan”) whereby the aggregate number of securities reserved for issuance was revised to 8,487,925 shares of our common stock.

The following table gives information about our common stock that may be issued under our existing equity compensation plans as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,481,170(1)	$1.30	0
Equity compensation plans not approved by security holders	1,595,000(2)	$1.04	3,876,755
Total	5,076,170		3,876,755

(1)	Represents options issued to purchase common stock under the Company’s 2011 Stock Option plan, which was approved by its security holders.
(2)
Represents options issued to purchase common stock under the Company’s 2012 Stock Option plan, which has not yet been approved by the Company’s security holders, and warrants to purchase common stock issued to consultants not a part of any formal equity compensation plan.

Use of Proceeds from Public Offering of Common Stock

On August 3, 2012 we completed a public offering in which we sold 5,882,500 shares of our common stock.  We raised a total of $4,956,999 in gross proceeds from the offering, or $4,491,174 in net proceeds after deducting placement agent commissions of $247,849 and other offering costs of $217,976.

As of December 31, 2012, we had used approximately $4.2 million of the net proceeds from our offering for brand marketing, opening retail stores for our products, selling, general and administrative expenses and working capital. We anticipate that we will continue to use the remaining net proceeds from our offering for the same purposes. The timing and amount of our actual expenditures of the remaining offering net proceeds will be based on many factors, including without limitation, cash flows from operations and the anticipated growth of our business. There has been no material change in the planned use of proceeds from our offering as described in the final prospectus filed with the SEC on June 26, 2012 pursuant to Rule 424(b) promulgated by the SEC under the Securities Act of 1933, as amended.

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

Overview

Respect Your Universe is a performance lifestyle brand that engages in the development, marketing and distribution of apparel and accessories. Our fiscal 2012 results demonstrates our continued focus on the development of our brand, products and positioning ourselves for sustainable, profitable long-term growth.

Results of Operations

Revenue

Revenues during the years ended December 31, 2012 and 2011 were $848,981 and $2,821, respectively.  The significant increase is due to 2012 being the first year the Company launched its product lines.  Our first season of product became available to retailers in January 2012, and to consumers through our web site in February 2012.  We opened our first retail store in Las Vegas, Nevada in October 2012.  By contrast, during 2011, we had produced only a limited quantity of graphic tee shirts and headwear for sale on our website.

Cost of Goods Sold

Cost of goods sold during the year ended December 31, 2012 was $1,964,138.  By contrast, we did not recognize any cost of goods sold during the year ended December 31, 2011, due to nominal sales.

During the fourth quarter of 2012, we identified specific inventories to sell through our wholesale channel at close-out prices.  Several factors led us to this decision.  First, we acquired the services of a third party consultant in September to assist us with expanding our wholesale channel and with strategically evaluating the salability of our current brand and product lines.  Second, with the opening of our first retail store in late October, we completed the introduction of our brand and product line to the market through all three of our sales channels.   Lastly, we initiated a rebranding strategy in December that no longer aligned with certain attributes of our current product lines.  Based on the collective input received during the quarter, we concluded that it was necessary to close-out a significant portion of our inventory.  As of December 31, 2012, the Company assessed the market value of a significant portion of its inventory on hand and determined that the market value was significantly less than its cost. As such, the Company recorded a lower of cost-or-market (“LCM”) adjustment of $1,401,220 in December 2012, as discussed in Note 5 to the financial statements.

Gross (Loss) Profit

Gross (loss) profit during the years ended December 31, 2012 and 2011 was ($1,115,157) and $2,821, respectively.  The gross loss in 2012 was driven by the LCM inventory adjustment described above. Additionally, in 2012 the Company recorded a write-off of $87,889 related to excess materials purchased in connection with the production of its product lines.

The table below presents the Company’s actual results by operating segment, as they relate to its revenue, cost of goods sold, gross (loss) profit and gross margin.  The LCM write-down described above is included within Wholesale, as the Company expects to close out the related goods through its wholesale channel.  The write-off of excess inventory is included in Other.

	Segment
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$421,050	$129,280	$295,823	$2,828	$848,981
Cost of goods sold	(1,665,384)	(40,762)	(136,429)	(121,563)	(1,964,138)
Gross (loss) profit	$(1,244,334)	$88,518	$159,394	$(118,735)	$(1,115,157)
Gross margin	-296%	68%	54%	-4199%	-131%

Selling and Marketing Costs

We incurred $3,390,574 and $824,763 in selling and marketing expenses during the years ended December 31, 2012 and 2011, respectively.  We used significant resources during these periods to generate sales and create awareness and demand for our products through sports marketing agreements, product seeding, digital marketing and social media.  The increase in 2012 is primarily related to our selling efforts and marketing initiatives in connection with the launch of our initial product line, brand development and the opening of our retail store in 2012.  The Company did not have selling expense in 2011 as the Company’s product had not been introduced to the market, and sales in 2011 were nominal.  Selling expense for 2012 and 2011 was $745,629 and $0, respectively. Of the total selling and marketing expense for 2012, $878,155 was share-based (non-cash) expense primarily related to stock-for-services marketing contracts. Of the total amount expensed in 2011, $63,900 was for related party development of brand and marketing media, and $116,618 was share-based (non-cash) expense primarily related to stock-for-services marketing arrangements.

Product Creation Costs

During the year ended December 31, 2012, we incurred product creation expenses of $905,737 compared to $366,360 during the year ended December 31, 2011. Of the total amounts expensed, $513,426 and $356,144 were paid to Exit 21, an entity controlled by our former Chief Executive Officer and current Chief Operation Officer, respectively. The increase from 2011 to 2012 is a result of significant resources being allocated to design, development, and formulation of the Company’s Spring and Fall 2013 product lines. Product creation expenses incurred in 2012 consisted of formulating product concepts, construction of prototypes related to the Company’s proposed new product lines.

General and Administrative Costs

General and administrative expenses for the year ended December 31, 2012 were $4,455,635 compared to $5,257,224 for the year ended December 31, 2011.  This decrease is the result of significantly less share-based expense, as the Company incurred significant share-based compensation in 2011 for its then contracted former chief executive and current chief operating officers.  The Company’s chief executive and chief operating officers were not contracted in 2012, and as such the Company did not incur similar expense in 2012. The primary components of general and administrative expense during the 2012 period were employee compensation of $1,500,785 ($379,102 share-based), investor relations expense of $1,278,362 ($1,083,160 share-based) and professional fees of $769,963 related to audit, legal, and retail consulting services.  The primary components of general and administrative expense for 2011 were professional and consulting fees of $2,643,421 ($2,274,875 from share-based compensation), employee compensation expense of $1,657,294 ($1,407,806 from share-based compensation), and investor relations expense of $513,982 ($234,888 from share-based compensation).

In December 2011, we executed an agreement for the development of a new website to support the expanded web store, which launched during the first quarter of 2012.  As a result, we recognized an impairment loss in the amount of $31,890 based on the net asset value of the original site as of December 31, 2011.

Net Loss

As a result of the above, our net loss for the year ended December 31, 2012 was $9,868,603, as compared to a loss of $6,477,416 for the comparable 2011 period.

Financial Condition

As of December 31, 2012, we had current assets of $1,896,595, current liabilities of $617,050 and working capital of $1,279,545 compared to current assets of $3,836,751, current liabilities of $497,307 and working capital of $3,339,444 at December 31, 2011.

Our cash balance as of December 31, 2012 was $295,211 compared to $2,698,719 at December 31, 2011.  In the third quarter of 2011, we received $6,124,234 in net proceeds from the issuance of common stock and warrants pursuant to private placements.  In February 2012, we successfully raised $1,500,000 in additional capital though equity financing.  In April 2012, we filed a prospectus to become listed on the Canadian TSX Venture Stock Exchange and a concurrent initial public offering.  The offering was successfully closed in August 2012 and we raised $4,476,930, net of direct offering costs.  On August 10, 2012, our shares began trading on the TSX Venture Stock Exchange under the ticker symbol RYU and we continue to be listed on the OTCQB under the ticker symbol RYUN.

Operating Activities

During the year ended December 31, 2012, we used cash in the amount of $8,015,690 in operating activities.  The principal adjustments to reconcile the net loss to net cash used in operating activities were share-based compensation - stock of $1,088,000, share-based compensation - options of $741,796, share-based compensation - warrants of $297,076, an increase in inventory of $1,232,533, and a decrease in prepaid expenses of $684,207.

By comparison, during the year ended December 31, 2011, we used cash in the amount of $3,324,290 in operating activities. The principal adjustments to reconcile the net loss to net cash used in operating activities were share-based compensation - stock of $347,818, share-based compensation - options of $3,623,590, an increase in prepaid expenses of $536,446, an increase in accounts payable and accrued liabilities of $347,688, and a decrease in accounts payable - related party of $343,075.

Investing Activities

We used cash in the amount of $322,590 in investing activities during the year ended December 31, 2012.  Investing activities during the period included $171,072 for property and equipment purchases primarily related to the opening of our retail store, $135,148 for intangible assets, which included the development of patents and trademarks, website development costs and the acquisition of our new domain name.  All costs have been capitalized and depreciated or amortized over the expected useful lives of the assets.  Depreciation and amortization during the year ended December 31, 2011 totaled $55,957.  We also paid $16,370 as a security deposit for our retail store.

By contrast, we used cash in the amount of $109,533 in investing activities during the year ended December 31, 2011.  Investing activities during the period included $49,127 for property and equipment purchases, $60,406 for the acquisition of intangible assets.  All costs have been capitalized and amortized over the expected useful lives of the assets.  Depreciation and amortization during the year ended December 31, 2011 totaled $8,526.

Financing Activities

During the year ended December 31, 2012, we borrowed $200,005 against our line of credit as a bridge loan until proceeds from the IPO in Canada became available.  The balance including interest of $712 was subsequently repaid in the same quarter.  We also repaid $25,000 to related parties, paid $10,258 towards capital lease obligations and received gross proceeds from the sale of common stock and warrants of $6,441,300, of which $471,270 was paid in offering costs for net cash provided by financing activities of $5,934,772.  Non-cash financing activities during the 2012 period included warrants issued for capital lease of $9,044 and capital lease obligations incurred to acquire intangible assets of $114,490.

During the year ended December 31, 2011, we received related party advances in the amount of $25,000, repaid $20,000 to related parties, and received net proceeds from the issuance of common stock and warrants of $6,124,234 for total cash provided by financing activities of $6,129,234.  Non-cash financing activities during the 2011 period included prepayment of expenses of $228,322 with stock issuances.

Liquidity and Management’s Plan

The Company commenced operations as a development stage enterprise in 2009 and has incurred losses from inception.  As shown in the accompanying consolidated financial statements, we incurred a net loss of $9,868,603 and had net cash used in operating activities of $8,015,690 during 2012.   As of December 31, 2012, our cash balance was $295,211, and management believes that the Company will need to raise substantial additional equity capital during 2013 in order to support current operations and planned development.  These factors raise substantial doubt as to our ability to continue as a going concern.

Although our operations began in 2009, we did not emerge from a development stage until the fourth quarter of 2012.  Activities before 2012 included product research and development, establishing supply sources, developing markets, recruiting personnel and raising capital.  In January 2012, we launched our initial men’s line with a limited number of styles of apparel and accessories.  The line was made available to retailers in January 2012 and direct-to-consumers through our web store in February 2012.  In July 2012, we added to our men’s line and introduced our first line of women’s apparel and accessories.  In late October 2012, we opened our first retail store in Las Vegas, Nevada.

Sales generated in 2012 fell significantly short of expectations.  Management attributes the shortfall primarily to the Company’s initial positioning as a premium performance apparel brand within the niche sport of Mixed Martial Arts (MMA), lower than expected sales generated through our association with a major MMA promoter, as well as an emphasis on generating a significant percentage of total sales through an undeveloped wholesale channel.  Consequently, we carried significant excess inventory as of December 31, 2012.  As described in Note 5 to the financial statements, after assessing the market value of our inventory on hand at year-end, management determined that a significant write-down was appropriate.

In light of our findings, we are in process of implementing a rebranding strategy that we believe will appeal to a broader consumer base.  While we continue to believe that our wholesale channel will play a major role in our long-term growth plans, we also anticipate that we will need to shift our growth strategy in the near term and place greater emphasis on developing our brand through our retail and ecommerce channels.

Management plans to seek additional capital to support and expand its operations and, during the first quarter of 2013, raised $1,380,818 through the issuance of equity securities as discussed in Note 18 to the financial statements.  While management plans to generate increasing revenues and to continue financing the Company through the issuances of additional equity securities, there can be no assurance that sufficient revenue or financing will occur to meet the Company’s cash needs for the next 12 months.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 3 to the financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would affect our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventory

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

Revenue is recorded net of discounts and an allowance for estimated returns. The allowance for estimated returns related to web sales and retail sales is currently 3% of sales based on the Company’s return policy on its direct-to-consumer sales. The allowance for estimated returns related to wholesale sales is currently 4% based on the Company’s historical wholesale customer returns. The allowance is reflected as an accrued liability on the balance sheet.

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

When estimating fair value, the Company has considered the following variables:

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

Regarding warrants issued in connection with stock offerings and those issued to non-employees as consideration for services, the Company’s warrant contracts are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. All such warrant agreements contain fixed strike prices and number of shares that may be issued at the fixed strike price, and do not contain exercise contingencies that adjust the strike price or number of shares issuable upon settlement of the warrants. All such warrant agreements are exercisable at the option of the holder and settled in shares of the Company. All such warrant agreements are initially measured at fair value on the grant date and accounted for as part of permanent equity.

Contractual Commitments

The following table presents our estimated contractual commitments:

	2013	2014	2015	2016	2017	Thereafter
Inventory purchase obligations (1)	$193,679	$-	$-	$-	$-	$-
Operating leases (2)	186,695	100,506
Capital lease (2)	10,863	11,307	11,503	11,703	11,007	47,140

(1)	See inventory purchase obligations in Note 15 to Financial Statements.
(2)	See operating and capital leases in Note 15 to Financial Statements.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU was issued concurrently with International Financial Reporting Standards (“IFRS”) 13 Fair Value Measurements, to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company adopted this guidance as of January 1, 2012 without a material impact on its financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that indefinite-lived intangible assets are impaired before calculating the fair value of the assets.  After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test becomes optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The Company adopted this guidance in 2012 without a material impact on its financial position, results of operations or cash flows.

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

On August 30, 2012, the Audit Committee of the Board of Directors, and the Board of Directors of the Company approved the appointment of Deloitte & Touche LLP as the Company’s new independent registered public accounting firm for the Company’s 2012 fiscal year.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, management concluded that, as of December 31, 2012, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management concluded that our disclosure controls and procedures had the following material weaknesses which we believe are a result of a lack of sufficient personnel in our accounting department due to our limited resources.

•	Inability to maintain adequate segregation of duties within our financial operations.
•	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including but not limited to the following:

•
Increasing the size, expertise and training of the finance and accounting staff by contracting with consultants or hiring additional employees to include adequate resources for ensuring GAAP compliance in the area of accounting for certain non−routine transactions and ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

We anticipate that this remediation action will represent ongoing improvement measures. Furthermore, while we have taken steps to remediate the material weakness, additional measures may be required.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was ineffective.

Management has identified a lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.  We are in the process of developing and implementing remediation plans to address our material weaknesses in our internal controls.

Management has identified specific remedial actions to address the material weaknesses described above:

•
Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issue by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations and/or have raised significant additional working capital.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

(a) Identification and Business Experience of Directors.  The information under the caption “Election of Directors,” appearing in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2013 Annual Meeting of Shareholders, referred to as the 2013 Proxy Statement, is hereby incorporated by reference.

(b) Identification and Business Experience of Executive Officers. The information under the caption “Executive Compensation and Other Information — Executive Officers,” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Ownership of Securities — Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

(d) Code of Ethics. The information under the caption “Corporate Governance and Board Matters,” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

(e) Audit Committee. The information under the caption “Corporate Governance and Board Matters — Audit Committee,” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

Item 11	Executive Compensation

The information under the caption “Executive Compensation and Other Information” and “Corporate Governance and Board Matters — Compensation of Non-Employee Directors,” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Equity Compensation Plan Information” and “Ownership of Securities,” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

Item 13	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matter — Director Independence” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

Item 14	Principal Accounting Fees and Services

The information under the caption “Audit Information — Fees Paid to Independent Registered Public Accounting Firm,” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit
21	Subsidiaries(1)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

(1)      Incorporated by reference from Exhibit 21 of the registrants annual report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on March 9, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Respect Your Universe, Inc.

Date: April 1, 2013	/s/ David J. Campisi
David J. Campisi, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David J. Campisi	Chairman and Chief Executive Officer (Principal Executive Officer)	April 1, 2013
David J. Campisi
/s/ David Howitt	Director	April 1, 2013
David Howitt
/s/ Munir Ali	Director	April 1, 2013
Munir Ali
/s/ Bill Marcus	Director	April 1, 2013
Bill Marcus
/s/ Aaron M. Loreth	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2013
Aaron M. Loreth

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Respect Your Universe, Inc.

We have audited the accompanying balance sheet of Respect Your Universe, Inc. (the "Company") as of December 31, 2012, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring net losses, negative cash flows from operations, and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche, LLP

Portland, Oregon
April 1, 2013

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

/s/ Berman & Company, P.A.

Boca Raton, Florida
March 5, 2012 except for note 12 as to which the date is November 19, 2012

RESPECT YOUR UNIVERSE, INC.
BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

Current assets
Cash	$295,211	$2,698,719
Due from factor, net	37,786	-
Accounts receivable	8,674	-
Inventory, net	1,411,074	178,541
Deposits	56,878	194,723
Prepaid expenses	80,561	764,768
Other current assets	6,411	-
Total current assets	1,896,595	3,836,751

Property and equipment, net	183,276	47,349

Other assets
Intangible assets, net	259,638	21,768
Other non-current assets	16,370	-
Total other assets	276,008	21,768

Total assets	$2,355,879	$3,905,868

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$600,098	$409,130
Accounts payable - related party	6,354	63,177
Loans payable - related party	-	25,000
Current portion of capital lease	10,598	-
Total current liabilities	617,050	497,307

Other liabilities
Capital lease, net of current portion	92,925	-
Total other liabilities	92,925	-

Stockholders’ equity
Common stock, $0.001 par value, 500,000,000
shares authorized; 48,040,878 and 39,433,378
shares issued and outstanding, respectively	48,041	39,434
Additional paid in capital	19,518,318	11,420,979
Accumulated deficit	(17,920,455)	(8,051,852)
Total stockholders’ equity	1,645,904	3,408,561

Total liabilities and stockholders' equity	$2,355,879	$3,905,868

See accompanying notes to financial statements

RESPECT YOUR UNIVERSE, INC.
STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2012	December 31, 2011

Revenue	$848,981	$2,821

Cost of goods sold (includes $1,401,220 of lower of cost-or-market adjustment for 2012)	1,964,138	-

Gross (loss) profit	(1,115,157)	2,821

Operating expenses
Selling and marketing	3,390,574	760,863
Selling and marketing - related party	-	63,900
Product creation	392,311	10,216
Product creation - related party	513,426	356,144
General and administrative	4,455,635	5,257,224
Loss on impairment of website	-	31,890
Total operating expenses	8,751,946	6,480,237

Loss before income tax	(9,867,103)	(6,477,416)
Income tax expense	1,500	-
Net loss	$(9,868,603)	$(6,477,416)

Net loss per common share -
basic and diluted	$(0.23)	$(0.20)
Weighted average number of common
shares outstanding during the year -
basic and diluted	43,761,546	32,260,909

See accompanying notes to financial statements

RESPECT YOUR UNIVERSE, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

					Total
	Common Stock, $0.001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity

Balance, January 1, 2011	23,995,500	$23,996	$1,066,054	$(1,574,436)	$(484,386)

Issuance of common stock and warrants for cash
($0.10 - $1.00/share)	13,917,069	13,917	6,110,317	-	6,124,234

Share-based compensation - stock ($0.10 - $1.27/share)	1,520,809	1,521	574,619	-	576,140

Share based compensation - options	-	-	3,623,590	-	3,623,590

Share based compensation - warrants	-	-	46,399	-	46,399

Net loss	-	-	-	(6,477,416)	(6,477,416)

Balance, December 31, 2011	39,433,378	39,434	11,420,979	(8,051,852)	3,408,561

Issuance of common stock and warrants for cash
($0.84 - $1.00/share), net of offering costs of $471,270	7,382,500	7,382	5,962,648	-	5,970,030

Share-based compensation - stock ($0.68 - $1.17/share)	1,225,000	1,225	1,086,775	-	1,088,000

Share based compensation - options	-	-	741,796	-	741,796

Share based compensation - warrants	-	-	297,076	-	297,076

Issuance of warrants for capital lease	-	-	9,044	-	9,044

Net loss	-	-	-	(9,868,603)	(9,868,603)

Balance, December 31, 2012	48,040,878	$48,041	$19,518,318	$(17,920,455)	$1,645,904

See accompanying notes to financial statements

RESPECT YOUR UNIVERSE, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2012	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,868,603)	$(6,477,416)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	55,957	8,526
Non-cash payments on capital lease obligations	(709)	-
Share-based compensation expense - stock	1,088,000	347,818
Share-based compensation expense - options	741,796	3,623,590
Share-based compensation expense - warrants	297,076	46,399
Loss on impairment of website	-	31,890
Changes in operating assets and liabilities
Due from factor, net	(37,786)	-
Accounts receivable, net	(8,674)	-
Inventory	(1,232,533)	(178,541)
Deposits	137,845	(194,723)
Prepaid expenses	684,207	(536,446)
Other current assets	(6,411)	-
Accounts payable and accrued liabilities	190,968	347,688
Accounts payable - related party	(56,823)	(343,075)
Net cash used in operating activities	(8,015,690)	(3,324,290)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(171,072)	(49,127)
Acquisition of intangible assets	(135,148)	(60,406)
Other non-current assets	(16,370)	-
Net cash used in investing activities	(322,590)	(109,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	200,005	-
Repayments of credit facility	(200,005)	-
Proceeds from loans payable - related party	-	25,000
Repayment of loans payable - related party	(25,000)	(20,000)
Payments on capital lease obligations	(10,258)	-
Proceeds from issuance of common stock and warrants	6,441,300	6,124,234
Offering costs	(471,270)	-
Net cash provided by financing activities	5,934,772	6,129,234

Net increase (decrease) in cash	(2,403,508)	2,695,411

Cash - beginning of year	2,698,719	3,308

Cash - end of year	$295,211	$2,698,719

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$2,501	$-

Supplemental Disclosure of Non-Cash Financing Activity
Prepaid share-based expenses	$-	$228,322
Warrants issued for capital lease	$9,044	$-
Capital lease obligations incurred to acquire intangible assets	$114,490	$-

See accompanying notes to financial statements

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Note 1                  Organization and Nature of Operations

Respect Your Universe, Inc. (“the Company”) is a performance lifestyle brand that engages in the development, marketing and distribution of apparel and accessories. The Company was incorporated in Nevada in 2008, and was in development stage through the third quarter of 2012.  In the fourth quarter of 2012, management concluded that it was no longer a development stage enterprise.  This determination was in light of the following considerations: principal operations were underway, the Company was producing and marketing a full line of men’s and women’s apparel, and generating revenues through all three sales channels.  With operations based in Portland, Oregon, the Company’s products are sold through wholesale, retail and e-commerce channels.

Note 2                  Liquidity and Management’s Plan

The Company commenced operations as a development stage enterprise in 2009 and has incurred losses from inception.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $9,868,603 and had net cash used in operating activities of $8,015,690 during 2012.   As of December 31, 2012, the Company’s cash balance was $295,211; accordingly, the Company will need to raise sufficient capital during 2013 in order to support current operations and planned development.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

In 2012, the Company emerged from the development stage by launching its initial men’s apparel line in January and its initial women’s apparel line in July, and by opening its first retail store in Las Vegas, Nevada in October. Management plans to seek additional capital to support and expand its operations and, during the first quarter of 2013, raised $1,380,818 through the issuances of its equity securities as discussed in Note 18.  While management plans to generate increasing revenues and finance the Company through the issuances of additional equity securities, there can be no assurance that sufficient revenue or financing will occur to meet the Company’s cash needs for the next 12 months.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company be unable to continue as a going concern.

Note 3                  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at December 31, 2012 and 2011, respectively.

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Inventory

Inventory primarily consists of finished goods. The cost of finished goods inventory includes all costs incurred to bring inventory to its existing condition and location including product costs, inbound freight and duty.

Inventory is valued on a lower of cost-or-market (“LCM”) basis based upon the weighted average method of inventory costing.  Market value is estimated based upon assumptions made about future demand and retail market conditions.  If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or market.  As discussed in Note 5, the Company recorded a charge to cost of goods sold related to an LCM adjustment of its inventory in 2012.

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

Revenue is recorded net of discounts and an allowance for estimated returns. The allowance for estimated returns related to web sales and retail sales is currently 3% of sales based on the Company’s return policy on its direct-to-consumer sales. The allowance for estimated returns related to wholesale sales is currently 4% based on the Company’s historical wholesale customer returns. The allowance is reflected as an accrued liability on the balance sheet.

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Cost of Goods Sold

Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, inbound freight and duty costs, as well as provisions for reserves related to product shrinkage, excess or obsolete inventory, or LCM adjustments as required.

Shipping and Handling Costs

Costs associated with the Company’s third-party warehouse shipping and handling activities are included within operating expenses in the income statement. Shipping costs associated with sales to customers, marketing related promotions and transfers of inventory from the Company’s distribution centers to its retail location are included as a component of selling and marketing expense. Warehousing and handling costs are included in general and administrative expense. Any shipping and handling costs billed to customers are recorded as revenue and the related out-bound shipping costs incurred by the Company are recorded as cost of goods sold. Shipping costs associated with sales to customers, marketing related promotions and transfers of inventory from the Company’s distribution centers to its retail location were $13,528 in 2012. Warehousing and handling cost for 2012 were $200,744. Shipping costs and warehousing and handling costs for the year ended December 31, 2011 were $11,714.

Selling and Marketing Costs

Selling and marketing costs are expensed as incurred.

Advertising costs include expenses associated with sales and product catalogues, sponsorships of events and other consumer publication related activities.  Advertising expenses for the years ended December 31, 2012 and 2011 were $1,857,972 and $244,944 respectively.

Accounting for consulting and sponsorship agreements is based upon the specific contract provisions and are expensed over the term of the contracts.

Of the total amount expensed, and as reflected on the statement of operations, a related party classification has been in 2011 for amounts incurred with an entity in which a former member of the Board of Directors has an ownership interest.

Product Creation Costs

The Company expenses product creation costs as incurred.  Product creation expenses consist of formulating product concepts, construction of prototypes related to the Company’s proposed new product lines, and the fitting and testing of the prototypes. Product creation expenses do not include routine, ongoing efforts to refine, enrich, or otherwise improve upon the qualities of existing products, adaptation of an existing capability to a particular requirement or customer's need as part of a continuing commercial activity, or seasonal or other periodic design changes to existing products.

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information and based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand.  The Company's operations are subject to significant risk and uncertainties including financial and operational risks and the potential risk of business failure.  See Note 2, Liquidity and Management’s Plan.

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

When estimating fair value, the Company has considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Regarding warrants issued in connection with stock offerings and those issued to non-employees as consideration for services, the Company’s warrant contracts are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 815-40 - Derivatives and Hedging, Contracts in Entity’s Own Equity. All such warrant agreements contain fixed strike prices and number of shares that may be issued at the fixed strike price, and do not contain exercise contingencies that adjust the strike price or number of shares issuable upon settlement of the warrants. All such warrant agreements are exercisable at the option of the holder and settled in shares of the Company. All such warrant agreements are initially measured at fair value on the grant date and accounted for as part of permanent equity.

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

The Company had the following potential common stock equivalents at December 31, 2012 and 2011:

	2012	2011

Stock options, exercise price $0.69 - $2.26	3,808,670	3,242,170
Common stock warrants, conversion price $0.98 - $1.80	6,924,276	5,440,151
Unvested, forfeitable restricted stock grants	281,250	1,406,250
Total common stock equivalents	11,014,196	10,088,571

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Since the Company incurred a net loss during the years ended December 31, 2012 and 2011, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  Therefore, a separate computation of diluted earnings (loss) per share is not presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Some of the more significant estimates relate to revenue recognition, including sales returns and claims from customers, slow-moving and close-out inventories, income taxes and stock-based compensation.

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

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The Company's financial instruments consisted primarily of cash, accounts payable and accrued liabilities, accounts payable - related party, due from factor and loans payable - related party. The carrying amounts of the Company's financial instruments generally approximated their fair values as of December 31, 2012 and 2011, respectively, due to the short-term nature of such items.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU was issued concurrently with International Financial Reporting Standards (“IFRS”): 13 Fair Value Measurements, to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company adopted this guidance as of January 1, 2012 without a material impact on its financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that indefinite-lived intangible assets are impaired before calculating the fair value of the assets.  After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test becomes optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The Company adopted this guidance in 2012 without a material impact on its financial position, results of operations or cash flows.

Note 4                  Due from Factor

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

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Note 5                  Inventories

Inventories, net, consist of finished goods inventory of $1,411,074 and $178,541 for the years ended December 31, 2012 and 2011, respectively.

Adjustment for Lower of Cost-or-Market

As of December 31, 2012, the Company assessed the market value of its inventory on hand.  The Company determined that the market value of the product was less than its cost. See also Note 3 – Significant Accounting Policies - Inventory.  As such, the Company recognized an LCM adjustment to  inventory of $1,401,220 in December 2012.  The Company did not record an adjustment to inventory in 2011.

Note 6                  Prepaid Expenses

Prepaid expenses consist of the following as of December 31, 2012 and 2011:

	2012			2011
	Cash	Common Stock	Total	Cash	Common Stock	Total

Investor relations	$-	$-	$-	$22,812	$-	$22,812
Marketing	-	-	-	460,038	228,322	688,360
Other	80,561	-	80,561	53,596	-	53,596
Total prepaid expenses	80,561	-	80,561	536,446	228,322	764,768

Prepaid expenses are amortized over the related service periods, which are less than or equal to one year.

Note 7                  Property and Equipment

Property and equipment consist of the following as of December 31, 2012 and 2011:

	2012	2011

Leasehold improvements	$141,355	$2,400
Computers and office equipment	22,840	11,998
Furniture and fixtures	12,692	4,230
Software	36,084	30,500
Tradeshow and event equipment	7,229	-
	220,200	49,128
Accumulated depreciation	(36,924)	(1,779)
Property and equipment, net	$183,276	$47,349

Depreciation expense for the years ended December 31, 2012 and 2011 was $35,145 and $1,778, respectively.

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Note 8                  Intangible Assets

Intangible assets consist of the following as of December 31, 2012 and 2011:

	2012	2011

Patent and trademarks	$107,926	$17,101
Website development, net	28,177	4,667
Domain name	123,535	-
Intangible assets, net	$259,638	$21,768

Patents and Trademarks

The Company capitalizes legal fees and filing costs associated with the development of its patents and trademarks.  Patents and trademarks are amortized over an estimated useful life of 5 years using the straight-line method, however, patents and trademarks with indefinite useful lives are not amortized.

Website Development

The Company capitalizes certain costs associated with the development of its website.  Other costs related to the planning and maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful life of 2 years using the straight-line method for financial statement purposes.

As of December 31, 2012 and 2011, the Company’s website development costs are as follows:

	2012	2011

Website development	$50,157	$4,667
Accumulated amortization	(21,980)	-
Website development, net	$28,177	$4,667

The Company’s current website was placed into service in February 2012.  Amortization expense for the years ended December 31, 2012 and 2011 was $21,980 and $0, respectively.

Provision for Impairment

In December 2011, the Company executed an agreement for the development of a new website to support the expanded web store which was launched during the first quarter of 2012.  See also Note 8, Intangible Assets - Website Development.  As a result, the Company determined that there was a significant decrease in the market value of the original website and a significant adverse change in the extent or manner in which the original website would be used in subsequent periods.  Therefore, an impairment loss of $31,890 was recognized for the year ended December 31, 2011.  At December 31, 2012 the Company determined that website development was not impaired.

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Domain Name

In February 2012, the Company capitalized the costs associated with the acquisition of its domain name, ryu.com.  The estimated useful life of the website domain is indefinite and accordingly related capitalized costs are not amortized. See Note 11, Capital Lease. At December 31, 2012 the Company determined that its domain name was not impaired.

Note 9                  Credit Facility

In June 2012, the Company entered into a one year, unsecured, credit facility. The credit facility has a maximum borrowing capacity of $500,000. Under this credit facility, the Company will pay interest at a rate of 6% per year.

In July 2012, the Company made a $200,005 draw upon the credit facility.   This amount was repaid in August 2012 along with accrued interest in the amount of $712.  No balance was outstanding under the revolving credit facility at December 31, 2012.  The credit facility was terminated in February 2013 as discussed in Note 18.

Note 10                Loans Payable - Related Party

On August 28, 2010, the Company’s then Chief Executive Officer loaned the Company $20,000. The loan was non-interest bearing, unsecured and was repaid on August 15, 2011.

On March 8, 2011, an entity affiliated with the Company’s then Chief Executive Officer loaned the Company $25,000. The loan is non-interest bearing, unsecured and was repaid on March 8, 2012.

Note 11                Capital Lease

On February 1, 2012, the Company entered into a capital lease agreement to lease the domain name ryu.com for 10 years.  See Note 15 for disclosure related to future lease payments. At the end of the lease term, title to the domain name will automatically transfer to the Company.  See Note 8, Intangible Assets - Domain Name.

During the year ended December 31, 2012, the Company incurred and paid interest in the amount of $1,789.

Note 12                Stockholders’ Equity

Stock Issued for Cash

Year Ended December 31, 2011

The Company issued 8,501,918 shares of common stock for $2,875,140 ($0.10 - $1.00/share), net of direct offering costs of $13,478.

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

In June 2011, the Company issued 5,415,151 shares of common stock for $3,249,095 ($0.60/share), net of direct offering costs in the amount of $5,000.  The Company also issued the holders one stock purchase warrant for every share of common stock. Details of the warrants issued to the holders are presented in the table below:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration

June 2011	5,415,151	Fully vested upon issuance	$1.80	2	Years

These warrants require a mandatory conversion by the holder if the market price of the Company’s common stock reaches $3.60 for at least ten consecutive trading days. Only the holders of these warrants have the right to exercise the warrants at the specified fixed strike price, according to the terms discussed above.

Year ended December 31, 2012

In February 2012, The Company issued 1,500,000 shares of common stock for $1,493,100 ($1.00/share), net of direct offering costs of $6,900.  The Company also issued the holders the following warrants:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration

February 2012	750,000	Fully vested upon issuance	$1.80	2.5	Years (1)

(1)	The Company may accelerate the expiry date of the warrants if the market price of the common stock reaches $4.00 for at least 20 consecutive trading days.

Only the holders of these warrants have the right to exercise the warrants at the specified fixed strike price, according to the terms outlined above.

In August 2012, the Company completed a registration statement to list on the Canadian TSX Venture Exchange (“TSXV”).  In connection with the listing, the Company closed an initial public offering and issued 5,882,500 shares of common stock for $4,476,930 ($0.84/share), net of offering costs of $464,370. Pursuant to the agreement between the Company and its placement agent, the Company issued the following warrants to the agent as part of the offering:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration

August 2012	294,125	Fully vested upon issuance	$1.49	2	Years

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Only the holders of these warrants have the right to exercise the warrants at the specified fixed strike price, according to the terms outlined above. Additionally, the warrants are treated as direct equity offering costs and the net effect to additional paid in capital is $0.

In addition to the issuance of warrants discussed above, the Company issued the following warrants to multiple holders during the year ended December 31, 2012:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration

January 2012	100,000	Fully vested upon issuance	$1.20	5	Years

January 2012	15,000	Fully vested upon issuance	$0.98	10	Years

April 2012	100,000	Fully vested upon issuance	$1.20	5	Years

July 2012	100,000	Fully vested upon issuance	$1.20	5	Years

October 2012	100,000	Fully vested upon issuance	$1.20	5	Years

Only the holders of these warrants have the right to exercise the warrants at the specified fixed strike price, according to the terms outlined above.

Stock Issued for Services

Year Ended December 31, 2011

The Company issued 1,520,809 shares of common stock, in exchange for services rendered having a fair value of $576,140 ($0.10 - $1.27/share).  Of the total issued, 227,041 shares, or $234,017, were payments for future services.

During the year ended December 31, 2011, the Company expensed $347,818 related to restricted stock issued for services.

 RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The following is a summary of the Company’s 2011 restricted stock grants that are subject to vesting and forfeiture, and as such are treated as unissued for accounting purposes until vested:

		Vesting Schedule
Date	Quantity Granted	2011	2012	2013

August 2011	750,000	93,750	375,000	281,250
December 2011	1,000,000	250,000	750,000	-
	1,750,000	343,750	1,125,000	281,250

Stock payments to non-employees for future services that are fully vested and non-forfeitable are recorded as a prepaid expense on the measurement date, and expensed evenly over the period in which services are provided.

The following is a summary of activity for stock payments to non-employees reported as component of prepaid expenses on the Company’s balance sheet at December 31, 2012 and 2011:

Prepaid Common Stock
Prepaid balance - December 31, 2010	$-
Issuances of stock for future services	234,017
Amortization of prepaid balance	(5,695)
Prepaid balance - December 31, 2011	$228,322
Issuances of stock for future services	652,500
Amortization of prepaid balance	(880,822)
Prepaid balance - December 31, 2012	$-

Year ended December 31, 2012

The Company issued 100,000 shares of common stock, in exchange for services rendered having a fair value of $98,000 ($0.98/share).

In connection with restricted stock granted in 2011, 1,125,000 shares having a fair value of $990,000 ($0.68 - $1.17/share) became fully vested during 2012.  Consequently, these shares were treated as issued in 2012 for accounting purposes.

Stock Options

On June 10, 2011, the Company adopted the 2011 Incentive Award Plan (the “2011 Plan”) and on May 18, 2012, the Board of Directors approved certain revisions to the 2011 Plan, resulting in our 2012 Stock Option (the “2012 Plan”) whereby the aggregate number of securities reserved for issuance, set aside and made available for issuance under the Plan was revised from (i) not to exceed 10% of the issued and outstanding of our common stock at the time of granting of options (including all options granted by our Company to date) to (ii) 8,487,925 shares of our common stock.

 RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

As of December 31, 2012 and 2011, the Company had the following stock option grants:

	Quantity
	of Shares	Fair Market	Share Vesting Schedule					Expiration
Grant Date	Granted	Value	2011	2012	2013	2014	2015 and thereafter	(Years)

June 2011	1,800,000	$1,149,652	1,800,000	-	-	-	-	5 – 10
July 2011 (1)	950,000	1,991,263	950,000	-	-	-	-	10
Aug 2011	228,670	246,415	228,670	-	-	-	-	10
Sept 2011	13,500	17,301	13,500	-	-	-	-	10
Oct 2011	250,000	271,718	200,000	12,500	12,500	12,500	12,500	10
Subtotal	3,242,170	3,676,349	3,192,170	12,500	12,500	12,500	12,500

Jan 2012	770,000	623,432	-	300,000	117,500	117,500	235,000	10
March 2012	4,000	2,880	-	4,000	-	-	-	10
April 2012	600,000	352,138	-	600,000	-	-	-	5
May 2012 (2)	(200,000)	(85,495)	-	(100,000)	(25,000)	(25,000)	(50,000)	10
Aug 2012	635,000	422,282	-	100,000	133,750	133,750	267,500	10
Aug 2012 (2)	(400,000)	(79,666)	(300,000)	-	(25,000)	(25,000)	(50,000)	10
Dec 2012 (2)	(40,000)	(31,237)	-	-	(10,000)	(10,000)	(20,000)	10
Subtotal	1,369,000	1,204,334	(300,000)	904,000	191,250	191,250	382,500

Total	4,611,170	$4,880,683	2,892,170	916,500	203,750	203,750	395,000

(1)	Includes options issued for services discussed in Note 15, Commitments - Related Party.

(2)	Options forfeited upon termination of employment. During the year ended December 31, 2012, the Company reversed $25,544 relating to the unvested portion of the forfeited stock options.

The Black-Scholes assumptions used are as follows:

	December 31, 2012	December 31, 2011

Exercise price	$0.89 - $1.00	$0.69 - $2.26
Expected dividends	0%	0%
Expected volatility	100%	127% - 136%
Risk free interest rate	0.33% - 2.08%	1.92% - 3.22%
Expected term of option	2.5 - 10 years	5 - 10 years
Expected forfeitures	0%	0%

 RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Balance - December 31, 2010	-	$-	-	$-
Granted	3,242,170	1.24
Exercised	-	-
Forfeited/Cancelled	-	-
Balance - December 31, 2011	3,242,170	1.24	8.28 years	$558,000
Granted	2,009,000	0.94
Exercised	-	-
Forfeited/Cancelled	(640,000)	1.63
Outstanding - December 31, 2012	4,611,170	$1.22	8.34 years	$-
Exercisable - December 31, 2012	3,808,670	$1.07	7.78 years	$-

	December 31, 2012	December 31, 2011

Grant date fair value of options	$4,880,683	$3,676,349
Weighted average grant date fair value	$1.06	$1.18

Outstanding options held by related parties	$2,532,670	$1,928,670
Exercisable options held by related parties	$1,932,670	$1,928,670
Fair value of stock options held by related parties	$3,309,540	$2,696,995

During the years ended December 31, 2012 and 2011, the Company expensed $741,796 and $3,623,590 related to stock option grants, respectively.

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

 Warrants

As of December 31, 2012 and 2011, the Company granted the following warrants:

	Quantity
	of Shares	Fair Market	Share Vesting Schedule		Expiration
Grant Date	Granted	Value	2011	2012	(Years)

June 2011 (1)	5,415,151	$-	5,415,151	-	2
August 2011	50,000	92,798	25,000	25,000	3
Subtotal	5,465,151	92,798	5,440,151	25,000

January 2012 (2)	15,000	9,044	-	15,000	10
January 2012 (3)	100,000	70,006	-	100,000	5
February 2012 (4)	750,000	-	-	750,000	2
April 2012 (3)	100,000	70,892	-	100,000	5
July 2012 (3)	100,000	63,149	-	100,000	5
August 2012 (5)	294,125	-	-	294,125	2
October 2012 (3)	100,000	46,630	-	100,000	5
Subtotal	1,459,125	259,721	-	1,459,125

Total	6,924,276	$352,519	5,440,151	1,484,125

(1)	Warrants issued in connection with the June 2011 private placement discussed in Note 12, Stockholders’ Equity - Stock Issued for Cash.

(2)	Warrants issued in connection with the domain name discussed in Note 8, Intangible Assets - Domain Name.

(3)	The Company has committed to grant an additional 100,000 warrants to this consultant for services to be rendered. See Note 18, Subsequent Events regarding the January 2013 issuance.

(4)	Warrants issued in connection with the February 2012 private placement discussed in Note 12, Stockholders’ Equity - Stock Issued for Cash.

(5)	Warrants issued in connection with the August 2012 initial public offering discussed in Note 12, Stockholders’ Equity - Stock Issued for Cash.

The Black-Scholes assumptions used are as follows:

	December 31, 2012	December 31, 2011

Exercise price	$0.98 - 1.80	$1.27
Expected dividends	0%	0%
Expected volatility	100%	128%
Risk free interest rate	0.24 - 0.82%	0.55%
Expected term of warrant	2 - 10 years	3 years
Expected forfeitures	0%	0%

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2010	-	$-	-	$-
Granted	5,465,151	1.80	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding - December 31, 2011	5,465,151	1.80	1.49 years	$-
Granted	1,459,125	1.57	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding - December 31, 2012	6,924,276	$1.57	0.90 years	$-
Exercisable - December 31, 2012	6,924,276	$1.75	0.90 years	$-

During the years ended December 31, 2012 and 2011, the Company expensed $297,076 and $46,399, respectively, related to stock warrants issued for services.

Note 13                Income Taxes

For financial reporting purposes, loss before income taxes consisted of the following:

	Year ended December 31,
	2012	2011
United States	$(9,867,103)	$(6,477,416)
Loss before income tax	$(9,867,103)	$(6,477,416)

The components of the provision for income taxes (benefit) consisted of the following:

	Year ended December 31,
	2012	2011
Current
Federal	$-	$-
State	1,500	-
	1,500	-

Deferred
Federal	-	-
State	-	-
	-	-

Income tax expense	$1,500	$-

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year ended December 31,
	2012	2011
Expected income tax (benefit) at federal statutory rate	$(3,354,815)	$(2,202,321)
Change in valuation allowance	5,204,480	943,525
Deferred Tax True-up	(1,472,024)
State and Local Taxes	(508,735)	-
Other Permanent Items	132,594	1,258,796
Reported income tax (benefit) expense	$1,500	$-
Effective tax rate	(0.02% )

Significant components of the Company’s deferred taxes consisted of the following:

	Year ended December 31,
Deferred Tax Assets	2012	2011
Inventory Reserves	$563,846	$-
Stock Based Compensation	1,377,685	-
NOL Carryforward	4,151,909	954,525
Other	70,890	-
Subtotal	6,164,330	954,525

Less: valuation allowance	(6,159,005)	(954,525)
Total Net Deferred Tax Assets	5,325	-

Deferred Liabilities
Other	(5,325)	-
Total Net Deferred Tax Liabilities	(5,325)	-

Net Deferred Tax Asset	$-	$-

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  The Company has established a valuation allowance to reflect the likelihood of realization of deferred tax assets.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be utilized before their expiration.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Based on consideration of these items, the Company has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2012 and 2011, respectively. Accordingly, a valuation allowance of $6,159,005 has been recorded, and the ending deferred tax asset at December 31, 2012 is $0. At December 31, 2011, the Company had a gross deferred tax asset of $954,525, which was also fully reserved.

As of December 31, 2012 and 2011, the Company had no unrecognized tax benefits.

The Company files income tax returns in United States federal jurisdiction, the states of Oregon and California and certain local jurisdictions.

Note 14                Related Party Transactions

Throughout the year ended December 31, 2012, the Company contracted with a third-party investor relations consulting entity, which is 50% owned by one of the Company’s Board of Directors. The Company issued 100,000 shares of stock and 400,000 stock warrants to this entity in 2012, resulting in $379,981 in expense to the Company in 2012.  The director’s interest in these transactions was $189,991, based on his 50% ownership in the entity.

Note 15                Commitments

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

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The consulting agreement had both cash and non-cash components for compensation as follows:

		Common Stock Shares		Common Stock Options
	Cash	Quantity of Shares	Fair Market Value	Quantity of Shares	Fair Market Value	Total Compensation

February 2010 (1)	$314,860	500,000	$50,000	-	$-	$364,860
May 2010 (1)	585,000	1,500,000	150,000	-	-	735,000
June 2011 (2)	350,000	-	-	600,000	1,304,937	1,654,937
January 2012	386,000	-	-	-	-	386,000
Forfeited/Cancelled				(300,000)
	$1,635,860	2,000,000	$200,000	300,000	$1,304,937	$3,140,797

(1)           Fair value of $0.10/share was based upon recent cash offerings to third parties.
(2)	In connection with the 600,000 stock options granted on July 1, 2011, the Black-Scholes assumptions used were as follows:

Exercise price	$2.26
Expected dividends	0%
Expected volatility	127%
Risk free interest rate	3.22%
Expected life of option	10 years
Expected forfeitures	0%

All options were fully vested upon issuance.

As of December 31, 2012 and 2011, the Company owed $0 and $52,312, respectively, to this vendor.  This amount is included in Accounts payable - related party on the balance sheet.

Lease Obligations

The Company has obligations under operating leases for its corporate office facility and for its retail store that opened in Las Vegas, Nevada in October 2012.  The leases expire at various dates through 2014.  Rent expense classified in General and Administrative expense associated with the Company’s operating leases was $77,565 and $7,625 for the years ended December 31, 2012 and 2011, respectively. Amounts in the table below reflect a rent escalation clause for the retail store but does not include contingent rent the Company may incur based on future sales above approximately $105,000 per month.

The Company also entered into a capital lease agreement to lease the domain name ryu.com through 2022, as discussed in Note 11.  The future minimum lease payments required under the operating and capital leases as of December 31, 2012 are as follows:

	Operating Leases	Capital Lease	Total Lease Obligations

2013	$186,695	$10,863	$197,558
2014	100,506	11,307	111,813
2015	-	11,503	11,503
2016	-	11,703	11,703
2017	-	11,007	11,007
Thereafter	-	47,140	47,140
Total minimum lease payments	287,201	103,523	390,724
Less: current maturities	(186,695)	(10,598)	(197,293)

Long-term lease obligations	$100,506	$92,925	$193,431

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Inventory Purchase Obligations

As of December 31, 2012, the Company had commitments to purchase $193,679 of inventory related to the Company’s future product lines.

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

Note 17                Segment Information

The Company’s operating segments are based on how its chief operating decision maker analyzes and makes decisions about the business and allocates resources.  Its reportable segments are comprised of four profit centers: wholesale, retail, e-commerce and other.  The Company’s wholesale profit center generates revenues and incurs expenses in connection with selling the Company’s product to other retailers.  The LCM adjustment described in Note 5 is included within Wholesale as the Company expects to close out the related goods through its wholesale channel.  The retail profit center generates revenues and incurs expenses in connection with the Company’s retail location.  Additionally, the e-commerce profit center generates revenues and incurs expenses in connection with the Company’s web store. Other includes license and tradeshow related sales and the write-off of excess materials and other production surcharges.  All reportable segments operate within the same industry.

The following table represents the Company’s activity by operating segment for the year ending December 31, 2012.

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$421,050	$129,280	$295,823	$2,828	$848,981
Cost of goods sold	-1,665,384	-40,762	-136,429	-121,563	-1,964,138
Gross (loss) profit	-1,244,334	88,518	159,394	-118,735	-1,115,157
Gross margin	-296%	68%	54%	-4199%	-131%

Reconciliation of gross (loss) profit to net loss:
Operating expenses
Selling and marketing					$3,390,574
Selling and marketing - related party					-
Product creation					392,311
Product creation - related party					513,426
General and administrative					4,455,635
Total operating expenses					$8,751,946

Loss before taxes					$(9,867,103)
Income tax expense					1,500

Net loss					$(9,868,603)

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The Company does not allocate its assets among its profit centers, and as such no asset allocation is shown in the table above.

The Company did not have such reportable segments in 2011 given the Company’s insignificant revenues. As such, no segment information is presented for 2011.

Note 18                Subsequent Events

Stock Issued for Cash

In January 2013, the Company issued 2,000,000 shares of common stock as part of a private placement offering for gross proceeds of $1,000,000 ($0.50/share).  The offering included a finder’s fee of 5% cash and 5% warrants on total gross proceeds.  Direct offering costs totaled $62,852 resulting in net proceeds of $937,148.  The 100,000 warrants are exercisable into one share of common stock at $0.50/share and expire two years after issuance.

In March 2013, as a continuation of the January 2013 offering, the Company issued 900,000 shares of common stock for gross proceeds of $450,000 ($.0.50/share).  The offering included a finder’s fee of 5% cash and 5% warrants on $50,000 of the gross proceeds.  Direct offering costs totaled $6,330, resulting in net proceeds of $443,670.  The 2,500 warrants are exercisable into one share of common stock at $0.50/share and expire two years after issuance.

Warrants

In addition to the 102,500 warrants issued as part of the private placement discussed above, in January 2013 the Company granted 100,000 warrants in exchange for services to an investor relations consulting entity, which is 50% owned by a member of the Company’s Board of Directors. The warrants were fully vested upon issuance and will expire if unexercised, five years from the date of grant. The fair value of these warrants on grant date was $30,020, and the director’s interest in the transaction was $15,010, based on their 50% ownership of the entity.  The Company used the Black-Scholes-pricing model to determine the fair value of the warrants.

Stock Options

In January 2013, the Company granted 500,000 stock options for services to a third-party consultant that is wholly-owned by a member of the Company’s Board of Directors. The options vest over a one-year period and will expire if unexercised, ten years from the date of grant. The fair value of these options on grant date was $233,380.  The Company used the Black-Scholes-pricing model to determine the fair value of the options.

RESPECT YOUR UNIVERSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

In March 2013, the Company granted 1,550,000 stock options to employees and directors of the Company.  The options vest over a range of one to four years and will expire if unexercised, ten years from the date of grant. The fair value of these options on grant date was $489,274. The Company used the Black-Scholes-pricing model to determine the fair value of these options.

Credit Facility

In February 2013, the Company terminated its credit facility agreement discussed in Note 9, Credit Facility. There were no draws against this credit facility and no payments made in 2013 prior to the termination.