Form 10-K/A
period 2012-12-31
RESPECT YOUR UNIVERSE, INC.
filed 2013-04-04
CIK 1472601

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  51,222,128 shares of common stock as of March 28, 2013.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission on April 1, 2013 (the “Original Report”), is being filed for the sole purpose of amending and restating the number of shares outstanding as of the close of business on March 28, 2013, as listed on the cover page of the Original Report. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report.

We have also included as exhibits the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Respect Your Universe, Inc.

Date: April 4, 2013	/s/ David J. Campisi
David J. Campisi, Chief Executive Officer