Form 10-K/A
period 2012-12-31
RESPECT YOUR UNIVERSE, INC.
filed 2013-05-01
CIK 1472601

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 3, 2013 (collectively the “Original Report”), is being filed to provide the additional information required by Part III of Form 10-K. In addition we have included the required officer certifications pursuant to the Sarbanes-Oxley Act of 2002. This Amendment does not change the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part IV of the Annual Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding our executive officers and directors as of April 30, 2013.

Name	Age	Position
Craig Brod	64	Chief Executive Officer and Director

Munir Ali	48	Director

Bill Marcus	52	Director

Erick Siffert	47	Chief Operating Officer

Aaron Loreth	37	Chief Financial Officer and Secretary

Kofi Brown	37	Chief Marketing Officer

Dale Wallster	56	Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  Currently there are five seats on our Board of Directors, with one vacancy.

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

Craig Brod, PhD., CEO since April 30, 2013. Dr. Brod is a principal at Just Cause Investors, Inc., a consulting firm that specializes in strategic development and securing investments for social impact businesses. Prior to this, Dr. Brod was Executive Vice-President for WPI-Koll real estate where he was responsible for store mix, merchandising concepts and brand development for 3 million square feet of retail in Japan with projects valued at $3 billion. Additionally, Dr. Brod was the founder of Imaginarium Toy Centers, Inc., a national chain of educational toy stores that was sold to Toys R Us, and had peak sales of $650 million. Dr. Brod received his PhD. from Saybrook Institute, San Francisco, California in Clinical and Organizational Psychology.

Munir Ali, Director since June 26, 2012. Mr. Ali has been President of Asia Asset Management Inc. since May 2003. Mr. Ali was a Director of Silverstone Resources Corp. from February 2, 2007 to May 21, 2009, which was sold for 190 million dollars to Silver Wheaton. He has been the Director of Zena Mining Corp. since May 2008

Bill Marcus, Director since December 19, 2012. Mr. Marcus has been Senior Managing Director of Hedgeharbor, Inc., and President of its affiliate Evolution Trading Partner, LLC.  Prior to this, Mr. Marcus was Executive Vice-President, Head of Sales North America for Newedge Group since 2001.

Erick E. Siffert, COO since 2009. Mr. Siffert is the former Director of Operations at Lululemon Athletica, Mr. Siffert created processes, protocols and business practices for a high growth company. His results have played a large role in lululemon’s current success and buoyant bottom line. Over 19 years of experience at Nike Inc. leading Global Sourcing Strategies for Nike Outdoor and Global ACG. Managed European Liaison Office and created product process innovations such as Mfg. Center of Excellence concept now used in various forms by Nike Mfg.

Aaron Loreth, CFO and Secretary since March 11, 2013.  Mr. Loreth has also served as the Company’s Controller from October 2011 to October 2012, and VP Finance from October 2012 to March 2013.  Previously, Mr. Loreth worked as Assistant Controller at RightNow Technologies (acquired by Oracle in 2011) from February 2008 to October 2011; VP Finance and Controller at Coffee Bean International from August 2003 to June 2007; and as a public accountant for Arthur Andersen and later KPMG from September 2000 to August 2003.

Emmanuel K. Brown, CMO since October 18, 2012.  Mr. Brown served as our Director from 2009 to December 19, 2012.  Mr. Brown is the former Global Digital Marketing Director for Motorola from 2009 to 2012.  Additionally, Mr. Brown served as Marketing Director for Jordan Brand, a division of Nike, Inc. 1997 to 2008. There, he drove local, national, and global market executions in order to support brand initiatives throughout the key categories and consumer segmentations development.

Dale Wallster, Director since April 30, 2013, is Chief Executive officer and Secretary of Datum Ventures Inc. Prior to this Mr. Wallster founded Roughrider Uranium Corp. in January 2003. Since then, Mr. Wallster served as President and Director of Roughrider Uranium Corp., while it was a wholly-owned subsidiary of Hathor Exploration Limited from July 2006 to February 2008. He has been a Director of Thunderstruck Resources Ltd. since October 27, 2011, Datum Ventures Inc. since February 16, 2011 and Kivalliq Energy Corp. since January 19, 2012. He holds a Bachelor of Science in Geology (Honours) from the University of Western Ontario in 1979.

Director Qualifications

As a result of the experiences of its individual members detailed below, the Board believes that the Board, as a whole, has the following qualifications and experience valued by them.

•	Significant senior management experience:	Dr. Brod and Messrs. Ali, Marcus and Wallster
•	Substantial experience in varied facets of the retail industry:	Dr. Brod
•	Background in investing and capital raising activities:	Dr. Brod and Messrs. Ali, Marcus and Wallster

Family Relationships

There are no family relationships among our officer and directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC. None of the directors, director designees or executive officers to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Audit Committee

Our Board has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. It consists of Mr. Ali and Mr. Marcus, and oversees and reports to the Board of Directors on various auditing and accounting-related matters, including the maintenance of the integrity of our financial statements, reporting process and internal controls; the selection, evaluation, compensation and retention of our independent registered public accounting firm; the performance of internal audit; legal and regulatory compliance, including our disclosure controls and procedures; and oversight over our risk management policies and procedures.

Mr. Ali serves as chairman of this committee and has been determined by our Board of Directors to be an “audit committee financial expert” as defined under the rules of the SEC.

Nominating Procedures

We have had no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Corporate Governance Guidelines

Our Board of Directors has adopted a Code of Conduct, which contains general guidelines for conducting our business and applies to all of our officers, directors and employees, and can be found on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) requires our officers and directors and persons who own more than 10% of the outstanding shares of our common stock to file reports of ownership and changes in ownership concerning their shares of our common stock with the SEC and to furnish us with copies of all Section 16(a) forms they file. We are required to disclose delinquent filings of reports by such persons.

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for 2012.

Item 11. Executive Compensation

Summary Compensation

The following table sets forth the compensation of the named executive officers for each of 2012 and 2011:

Current members of executive team

Name &	Year	Salary	Option	All Other	Total
Principal		($)	Awards	Compensation	($)
Position			($)	($)(10)

Erick E. Siffert (2)	2012	180,000	79,654	5,171	264,825
	2011	91,000	652,468	-	743,468
Emmanuel K. Brown (3)	2012	35,000	-	-	35,000
	2011	-	-	-	-
Aaron Loreth (4)	2012	106,931	27,879	11,062	145,872
	2011	-	-	-	-

Prior members of executive team

Name &	Year	Salary	Option	All Other	Total
Principal		($)	Awards	Compensation	($)
Position			($)	($)(10)

David Campisi (1)	2012	138,654	398,783	3,405	540,842
	2011	-	-	-	-
Kristian Andresen (5)	2012	9,637	79,654	8,857	98,148
	2011	3545	487,966	2,909	494,420
John Wood (6)	2012	-	79,654	-	79,654
	2011	-	496,124	-	496,124
Steve Eklund (7)	2012	150,000	79,654	11,062	240,716
	2011	69,231	300,248	3,828	373,307
Christopher Martens (8) (11)	2012	168,692	79,654	6,700	255,046
	2011	91,000	652,468	-	743,468
Kevin Hyland (9) (11)	2012	60,200	79,654	5,264	145,118
	2011	69,321	107,721	3,828	180,870

(1)	Prior Chairman of the Board and Chief Executive Officer

(2)	Chief Operating Officer
(3)	Chief Marketing Officer
(4)	Chief Financial Officer and Secretary
(5)	Prior Chairman of Board and Secretary
(6)	Prior President and Director
(7)	Prior Chief Financial Officer and Director
(8)	Prior Chief Executive Officer and Director
(9)	Prior Vice President of Sales
(10)	Consists of health insurance and dental insurance premiums paid by the Company
(11)	These options have been forfeited/cancelled

Employment Arrangements

For all of our officers, we have entered into our standard at-will employment letter agreements.

Director Compensation

The following table sets forth the compensation of our directors for 2012:

Name &	Salary	Option	All Other	Total
Principal	($)	Awards	Compensation	($)
Position		($)	($)

Munir Ali	-	-	176,069 (1)	176,069
Bill Marcus	-	-	174,338 (2)	174,338
David Campisi	-	2,880	-	2,880

(1)	Represents the fair market value at grant date of options issued for consulting services prior to joining the Board of Directors.

(2)
Represents 50% of the fair market value at grant date of warrants and stock issued to Only One Degree, LLC, of which Mr. Marcus was 50% owner as of December 31, 2012.  The securities were issued for consulting services prior to Mr. Marcus joining the Board of Directors.  The $174,338 is comprised of 200,000 warrants valued at $125,338 and 50,000 shares of common stock valued at $49,000.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects all outstanding equity awards held by each of our named executive officers and directors as of December 31, 2012:

	Option and Warrant Awards
Name	Number	Equity	Option Exercise Price ($)	Option Expiration Date
	of	Incentive
	Securities	Plan
	Underlying	Awards:
	Unexercised	Number of
	options/	Securities
	warrants	Underlying
	(#)(1)	Unexercised
	Exercisable	options/warrants
		(#)
		Unexercisable

David Campisi	-	500,000	0.89	8/13/22
	100,000	-	0.89	8/13/22
	-	4,000	0.97	3/9/22
Erick E. Siffert	300,000	-	2.26	7/2/21
	-	100,000	1.00	1/1/22
Aaron Loreth	12,500	37,500	1.23	10/1/21
	-	35,000	1.00	1/1/22
Kristian Andresen	300,000	-	0.69	6/9/21
	100,000	-	2.26	7/2/21
	110,550	-	1.27	8/18/21
	100,000	-	1.00	1/1/22
John Wood	300,000	-	0.69	6/9/21
	100,000	-	2.26	7/2/21
	118,120	-	1.27	8/18/21
	100,000	-	1.00	1/1/22
Steve Eklund	100,000	-	1.23	10/1/21
	100,000	-	1.00	1/1/22
Munir Ali	300,000	-	0.90	4/26/17
Bill Marcus	50,000 (1)	-	1.20	1/25/17
	50,000 (1)	-	1.20	4/26/17
	50,000 (1)	-	1.20	7/26/17
	50,000 (1)	-	1.20	10/26/17

(1) Represents warrants issued to Only One Degree, LLC, of which Mr. Marcus was 50% owner as of December 31, 2012.  The warrants were issued for consulting services prior to Mr. Marcus joining the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 30, 2013 based on 51,222,128 shares of common stock issued and outstanding as of such date.

•	By each person who is known by us to beneficially own more than 5% of our common stock;
•	By each of our officers and directors; and
•	By all of our officers and directors as a group.

Name and address of beneficial owner	Amount of beneficial ownership	Percent
Munir Ali, Director (1)	1,060,000	2.06%

Bill Marcus, Director (2)	440,300	0.86%

Erick Siffert, COO (3)	1,325,000	2.57%

Aaron Loreth, CFO (4)	21,250	0.04%

Kofi Brown, CMO	1,250,000	2.44%

Dale Wallster, Director (6)	1,593,500	3.08%

All Officers and Directors as a Group (5)	5,690,050	10.82%

(1)	Includes options to purchase 300,000 shares of common stock.
(2)
Includes warrants to purchase 250,000 shares of common stock issued to Only One Degree, LLC. These warrants represent Mr. Marcus’ 50% ownership interest in Only One Degree, LLC.  As of April 30, 2013, the Company has granted 500,000 stock warrants to Only One Degree, LLC for consulting services.

(3)	Includes options to purchase 325,000 shares of common stock.
(4)	Options to purchase 21,250 shares of common stock.
(5)	Includes options to purchase 946,250 shares of common stock and warrants to purchase 437,500 shares of common stock.
(6)	Includes options to purchase 300,000 shares of commons stock and warrants to purchase 187,500 shares of common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Beginning in February 1, 2010, the Company entered into a consulting agreement with Exit 21 Global Solutions, LLC (“Exit 21”), an entity controlled by the Company’s former Chief Executive Officer and current Chief Operating Officer, to assist the Company with product design, creation, development, merchandising, sourcing and production.  The term of the commitment expired June 30, 2012. Throughout 2012, the Company incurred total expenses of $513,403 in connection with this agreement.

From January 2012 through January 2013, the Company granted 100,000 shares and 500,000 warrants in exchange for services to Only One Degree, LLC, which is 50% owned by Bill Marcus, a member of the Company’s Board of Directors. The fair value of the stock was $98,000 and the fair value of the warrants was $280,697. The stock and warrants were fully vested upon issuance. The warrants will expire if unexercised, five years from the dates of grant.  The Company used the Black-Scholes pricing model to determine the fair value of the warrants.

In April 2012, the Company granted 300,000 stock options each to Munir Ali and Dale Wallster, members of the Company’s Board of Directors for consulting services. The fair value on grant date of the options was $176,069. The Company used the Black-Scholes pricing model to determine the fair value of the options.

In January 2013, the Company granted 500,000 stock options for services to a third-party consultant that is wholly owned by David Howitt, a prior member of the Company’s Board of Directors. The options vest over a one-year period and will expire if unexercised, ten years from the date of grant. The fair value of these options on grant date was $227,101.  The Company used the Black-Scholes pricing model to determine the fair value of the options.

Review, Approval or Ratification of Transactions with Related Persons

We have no policy regarding entering into transactions with related persons.

Director Independence

The Board of Directors consists of a majority of independent directors, as independence is determined in accordance with Toronto Stock Exchange standards. The Board of Directors has determined that Mr. Marcus is independent under this standard.

Item 14. Principal Accounting Fees and Services.

The fees billed for professional services rendered by our principal accountants are as follows:

Fiscal		Audit- Related			All Other
Year	Audit Fees	Fees		Tax Fees	Fees
2012	$139,865	$107,500	(1)	-	-
2011	$60,000	-		-	-

(1)
Represents fees associated with the Company’s initial public offering on the TSX and restatement of the Company’s form 10-K, and form 10-Q’s for the periods ending December 31, 2011, March 31, 2012 and June 30, 2012.

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

Respect Your Universe, Inc.

Date: April 30, 2013	/s/ Craig Brod
Craig Brod, Chief Executive Officer