Form 10-Q
period 2013-03-31
RESPECT YOUR UNIVERSE, INC.
filed 2013-05-20
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-166171

Respect Your Universe, Inc.
(Exact name of registrant as specified in its charter)

Nevada	68-0677944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

818 North Russell Street, Portland, OR	97227
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  51,222,128 shares of common stock as of May 9, 2013

RESPECT YOUR UNIVERSE, INC.
FOR THE THREE MONTHS ENDED
MARCH 31, 2013

PART I

Item 1	Financial Statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	March 31, 2013	December 31, 2012

ASSETS

Current assets
Cash	$328,335	$295,211
Due from factor, net	141,428	37,786
Accounts receivable, net	9,158	8,674
Inventory, net	1,425,570	1,411,074
Deposits	15,765	56,878
Prepaid expenses	80,241	80,561
Other current assets	5,305	6,411
Total current assets	2,005,802	1,896,595

Property and equipment, net	156,219	183,276

Other assets
Intangible assets, net	247,706	259,638
Deposits	16,370	16,370
Total other assets	264,076	276,008

Total assets	$2,426,097	$2,355,879

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$477,682	$600,098
Accounts payable - related party	-	6,354
Current portion of capital lease	11,285	10,598
Total current liabilities	488,967	617,050

Other liabilities
Capital lease	89,581	92,925
Total other liabilities	89,581	92,925

Stockholders’ equity
Common stock, $0.001 par value, 500,000,000
shares authorized; 51,034,628 and 51,034,628
shares issued and outstanding, respectively	51,035	48,041
Additional paid in capital	21,069,925	19,518,318
Accumulated deficit	(19,273,411)	(17,920,455)
Total stockholders’ equity	1,847,549	1,645,904

Total liabilities and stockholders' equity	$2,426,097	$2,355,879

See accompanying notes to condensed financial statements.

RESPECT YOUR UNIVERSE, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended
	March 31, 2013	March 31, 2012

Revenue	$387,692	$64,126

Cost of goods sold	275,370	35,912

Gross profit	112,322	28,214

Operating expenses
Selling and marketing	409,936	634,623
Product creation	137,043	-
Product creation - related party	-	315,400
General and administrative	918,299	1,029,853
Total operating expenses	1,465,278	1,979,876

Net loss	$(1,352,956)	$(1,951,662)

Net loss per common share -
basic and diluted	$(0.03)	$(0.05)
	#REF!
Weighted average number of common
shares outstanding during the period -
basic and diluted	49,822,475	40,092,032

See accompanying notes to condensed financial statements.

RESPECT YOUR UNIVERSE, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
UNAUDITED

					Total
	Common Stock, $0.001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity

Balance, January 1, 2013	48,040,878	$48,041	$19,518,318	$(17,920,455)	$1,645,904

Issuance of common stock and warrants for cash
($0.50/share), net of offering costs of $72,145	2,900,000	2,900	1,374,955	-	1,377,855

Share-based compensation - stock ($0.52/share)	93,750	94	48,656	-	48,750

Share based compensation - options	-	-	97,976	-	97,976

Share based compensation - warrants	-	-	30,020	-	30,020

Net loss - quarter ended March 31, 2013	-	-	-	(1,352,956)	(1,352,956)

Balance, March 31, 2013	51,034,628	51,035	21,069,925	(19,273,411)	1,847,549

See accompanying notes to condensed financial statements.

RESPECT YOUR UNIVERSE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,352,956)	$(1,951,662)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	45,153	6,706
Share-based compensation expense - stock	48,750	447,725
Share-based compensation expense - options	97,976	51,992
Share-based compensation expense - warrants	30,020	114,698
Loss on disposal of fixed assets	6,073	-
Changes in operating assets and liabilities
Due from factor, net	(103,642)	(22,028)
Accounts receivable, net	(484)	-
Inventory	(14,496)	(319,109)
Deposits	41,113	(599,336)
Prepaid expenses	320	104,971
Other current assets	1,107	(95,492)
Accounts payable and accrued liabilities	(123,894)	229,583
Accounts payable - related party	(4,876)	(45,578)
Net cash used in operating activities	(1,329,836)	(2,077,530)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,501)	(7,229)
Acquisition of intangible assets	(7,394)	(72,176)
Net cash used in investing activities	(11,895)	(79,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans payable - related party	-	(25,000)
Payments on capital lease obligations	(3,000)	(3,000)
Proceeds from issuance of common stock and warrants	1,450,000	1,500,000
Offering costs	(72,145)	(6,900)
Net cash provided by financing activities	1,374,855	1,465,100

Net increase (decrease) in cash	33,124	(691,835)

Cash - beginning of period	295,211	2,698,719

Cash - end of period	$328,335	$2,006,884

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$460	$-
Taxes	$1,500	$-

Supplemental Disclosure of Non-Cash Financing Activity
Prepaid expenses	$-	$227,972
Warrants issued for capital lease	$-	$9,044
Capital lease obligations incurred to acquire intangible assets	$-	$124,950

See accompanying notes to condensed financial statements.

RESPECT YOUR UNIVERSE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013
UNAUDITED

Note 1   Organization and Nature of Operations

Respect Your Universe, Inc. (“the Company”), which was incorporated in 2008, is a performance lifestyle brand that engages in the development, marketing and distribution of apparel and accessories. With operations based in Portland, Oregon, the Company’s products are sold through wholesale, retail and e-commerce channels.

Note 2   Basis of Presentation

The accompanying unaudited, condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of December 31, 2012 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended March 31, 2013 are not necessarily indicative of results for the full fiscal year.

Note 3   Liquidity and Management’s Plan

The Company commenced operations as a development stage enterprise in 2009 and has incurred losses from inception.  As shown in the accompanying financial statements, the Company incurred a net loss of $1,352,956 and had net cash used in operating activities of $1,329,836 for the three months ended March 31, 2013.   As of March 31, 2013, the Company’s cash balance was $328,335. Accordingly, the Company will need to raise sufficient capital during 2013 in order to support current operations and planned development.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

In 2012, the Company emerged from the development stage by launching its initial men’s apparel line in January and its initial women’s apparel line in July, and by opening its first retail store in Las Vegas, Nevada in October.  Management is seeking additional capital to support and expand its operations and, during the first quarter of 2013, raised $1,377,855 through the issuances of its equity securities as discussed in Note 12.  While management plans to generate increasing revenues and finance the Company through the issuances of additional equity securities, there can be no assurance that sufficient revenue or financing will occur to meet the Company’s cash needs for the next 12 months.

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

Note 4   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at March 31, 2013 and December 31, 2012, respectively.

Inventory

Inventory primarily consists of finished goods. The cost of finished goods inventory includes all costs incurred to bring inventory to its existing condition and location including product costs, inbound freight and duty.

Inventory is valued on a lower of cost-or-market (“LCM”) basis based upon the weighted average method of inventory costing.  Market value is estimated based upon assumptions made about future demand and retail market conditions.  If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or market.  The Company has not recorded any adjustments for net realizable value during the three months ended March 31, 2013.

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

Impairment of Long Lived Assets

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property, equipment and intangible assets or whether the remaining balance of property, equipment and intangible assets should be evaluated for possible impairment.  At March 31, 2013 and December 31, 2012, the Company determined that its long-lived assets were not impaired.

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

Shipping and Handling Costs

Costs associated with the Company’s third-party warehouse shipping and handling activities are included within operating expenses in the income statement.  Shipping costs associated with sales to customers, marketing related promotions and transfers of inventory from the Company’s distribution centers to its retail location are included as a component of selling and marketing expense.  Warehousing and handling costs are included in general and administrative expense.  Any shipping and handling costs billed to customers are recorded as revenue and the related out-bound shipping costs incurred by the Company are recorded as cost of goods sold. Shipping costs associated with sales to customers, marketing related promotions and transfers of inventory from the Company’s distribution centers to its retail location were $6,893 in the three months ended March 31, 2013.  Warehousing and handling cost for the three months ended March 31, 2013 were $106,706.  Shipping costs and warehousing and handling costs for the three months ended March 31, 2012 were $1,061 and $25,834, respectively.

Selling and Marketing Costs

Selling and marketing costs are expensed as incurred.

Advertising costs include expenses associated with sales and product catalogues, sponsorships of events and other consumer publication related activities.  Advertising expenses for the three months ended March 31, 2013 and 2012 were $77,899 and $507,277, respectively.

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

The Company measures the fair value of share-based payments to non-employees at the measurement date, which occurs at the earlier of the date performance commitment is reached or performance is completed.  Recognition of share-based payments occurs as services are received.  The Company treats fully vested, non-forfeitable shares issued to non-employees in the same manner as if it had paid for the services received with cash.  Unvested, forfeitable shares are accounted for as unissued until the point vesting occurs.

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

The Company had the following potential common stock equivalents at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012

Stock options, exercise price $0.40 - $2.26	3,795,170	3,808,670
Common stock warrants, conversion price $0.50 - $1.80	7,126,776	6,924,276
Unvested, forfeitable restricted stock grants	187,500	281,250
Total common stock equivalents	11,109,446	11,014,196

Since the Company incurred a net loss during the three months ended March 31, 2013 and 2012, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  Therefore, a separate computation of diluted earnings (loss) per share is not presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Some of the more significant estimates relate to revenue recognition, including sales returns and claims from customers, slow-moving and closeout inventories, income taxes and stock-based compensation.

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

The Company's financial instruments consisted primarily of cash, accounts payable and accrued liabilities and due from factor. The carrying amounts of the Company's financial instruments generally approximated their fair values as of March 31, 2013 and December 31, 2012, respectively, due to the short-term nature of such items.

Recent Accounting Pronouncements

No recent accounting pronouncements.

Note 5   Due from Factor

In January 2012, the Company entered into a two-year factoring agreement whereby it sells its wholesale trade accounts receivable to a factor without recourse. Under the agreement, the factor assumes the risk of loss resulting from a customer’s financial inability to pay at maturity, in exchange for a fee of 1.25% on the first $5,000,000 in gross factored receivables.  The fee for factored receivables in excess of $5,000,000 is 1.00%.  The minimum aggregate factoring charge payable under the agreement is $50,000 per year.

As part of the agreement, the factor provides all credit and collections support for the Company. Upon collection, the factor reimburses the Company for purchased invoices on a semi-weekly basis, net of factoring fees and chargebacks.

Note 6   Inventories

Inventories, net, consist of finished goods inventory of $1,425,570 and $1,411,074 as of March 31, 2013 and December 31, 2012, respectively.

Adjustment for Lower of Cost-or-Market

As of December 31, 2012, the Company assessed the market value of its inventory on hand.  The Company determined that the market value of the product was less than its cost. See also Note 4 – Significant Accounting Policies - Inventory.  As such, the Company recognized an LCM adjustment to inventory of $1,401,220 in December 2012.  The Company did not record an adjustment to inventory in the quarter ended March 31, 2013.

Note 7   Prepaid Expenses

Prepaid expenses as of March 31, 2013 and December 31, 2012 were $80,241 and $80,561, respectively.   Prepaid expenses are amortized over the related service periods, which are less than or equal to one year.

Note 8   Property and Equipment

Property and equipment consist of the following as of March 31, 2013 and December 31, 2012:

	2013	2012

Leasehold improvements	$137,132	$141,355
Computers and office equipment	24,412	22,840
Furniture and fixtures	12,692	12,692
Software	36,084	36,084
Tradeshow and event equipment	7,229	7,229
	217,549	220,200
Accumulated depreciation	(61,330)	(36,924)
Property and equipment, net	$156,219	$183,276

Depreciation expense for the three months ended March 31, 2013 and 2012 was $25,827 and $4,703, respectively.

Note 9     Intangible Assets

Intangible assets consist of the following as of March 31, 2013 and December 31, 2012:

	2013	2012

Patent and trademarks	$102,263	$107,926
Website development, net	21,908	28,177
Domain name	123,535	123,535
Intangible assets, net	$247,706	$259,638

Patents and Trademarks

The Company capitalizes legal fees and filing costs associated with the development of its patents and trademarks.  Patents and trademarks are amortized over an estimated useful life using the straight-line method, however, patents and trademarks with indefinite useful lives are not amortized.  Amortization expense for the three months ended March 31, 2013 and 2012 was $13,057 and $0, respectively.

Website Development

The Company capitalizes certain costs associated with the development of its website.  Other costs related to the planning and maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful life of 2 years using the straight-line method for financial statement purposes.

As of March 31, 2013 and December 31, 2012, the Company’s website development costs are as follows:

	2013	2012

Website development	$50,157	$50,157
Accumulated amortization	(28,249)	(21,980)
Website development, net	$21,908	$28,177

The Company’s current website was placed into service in February 2012.  Amortization expense for the three months ended March 31, 2013 and 2012 was $6,270 and $3,171, respectively.

Domain Name

In February 2012, the Company capitalized the costs associated with the acquisition of its domain name, ryu.com.  The estimated useful life of the website domain is indefinite and accordingly related capitalized costs are not amortized. See Note 11, Capital Lease. At March 31, 2013, the Company determined that its domain name was not impaired.

Note 10   Credit Facility

In June 2012, the Company entered into a one year, unsecured, credit facility. The credit facility has a maximum borrowing capacity of $500,000. Under this credit facility, the Company will pay interest at a rate of 6% per year.

In July 2012, the Company made a $200,005 draw upon the credit facility.   This amount was repaid in August 2012 along with accrued interest in the amount of $712. The credit facility was terminated in February 2013. There were no draws against this credit facility and no payments in 2013 prior to termination.

Note 11   Capital Lease

On February 1, 2012, the Company entered into a capital lease agreement to lease the domain name ryu.com for 10 years.  See Note 14 for disclosure related to future lease payments. At the end of the lease term, title to the domain name will automatically transfer to the Company.  See Note 9, Intangible Assets - Domain Name.

During the three months ended March 31, 2013 and 2012, the Company incurred and paid interest in the amount of $460 and $337, respectively.

Note 12   Stockholders’ Equity

Stock Issued for Cash

Three months ended March 31, 2013

In January 2013, the Company issued 2,000,000 shares of common stock as part of a private placement offering for $936,360 ($0.50/share), net of direct offering costs of $63,640.  The offering included a finder’s fee of 5% cash and 5% warrants on total gross proceeds. Details of the warrants issued are shown in the table below:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration

January 2013	100,000	Fully vested upon issuance	$0.50	2	Years

In March 2013, as a continuation of the January 2013 offering, the Company issued 900,000 shares of common stock for gross proceeds of $441,595 ($0.50/share), net of direct offering costs of $8,505.  The offering included a finder’s fee of 5% cash and 5% warrants on $50,000 of the gross proceeds. Details of the warrants issued are shown in the table below:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration

March 2013	2,500	Fully vested upon issuance	$0.50	2	Years

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

In addition to the issuance of warrants discussed above, the Company issued the following warrants to multiple holders during the three months ended March 31, 2012:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration

Jan-12	100,000	Fully vested upon issuance	$1.20	5	Years

Jan-12	15,000	Fully vested upon issuance	$0.98	10	Years

Only the holders of these warrants have the right to exercise the warrants at the specified fixed strike price, according to the terms outlined above.

Stock Issued for Services

Three months ended March 31, 2012

The Company issued 100,000 shares of common stock, in exchange for services rendered having a fair value of $98,000 ($0.98/share).

In connection with restricted stock granted in 2011, 443,750 shares having a fair value of $447,375 ($0.97 - $1.14/share) became fully vested during 2012.  Consequently, these shares were treated as issued in 2012 for accounting purposes.

Stock Options

On June 10, 2011, the Company adopted the 2011 Incentive Award Plan (the “2011 Plan”) and on May 18, 2012, the Board of Directors approved certain revisions to the 2011 Plan, resulting in our 2012 Incentive Award Plan (the “2012 Plan”) whereby the aggregate number of securities reserved for issuance, set aside and made available for issuance under the Plan was revised from (i) not to exceed 10% of the issued and outstanding of our common stock at the time of granting of options (including all options granted by our Company to date) to (ii) 8,487,925 shares of our common stock.

The Company had the following stock option grants:

Three months ended March 31, 2013

	Shares	Fair Market	Share Vesting Schedule					Expiration
Grant Date	Granted	Value	2011	2012	2013	2014	2015 and thereafter	(Years)

Jan 2013	500,000	227,101	-	-	375,000	125,000	-	10
Mar 2013	1,550,000	463,936	-	-	762,500	387,500	400,000	10
Mar 2013 (1)	(63,500)	(32,668)	(13,500)	-		(12,500)	(37,500)	10
Total	1,986,500	658,369	(13,500)	-	1,137,500	500,000	362,500

(1)	Options forfeited upon termination of employment.

Three months ended March 31, 2012

	Shares	Fair Market	Share Vesting Schedule					Expiration
Grant Date	Granted	Value	2011	2012	2013	2014	2015 and thereafter	(Years)

Jan 2012	770,000	623,432	-	300,000	117,500	117,500	235,000	10
Mar 2012	4,000	2,880	-	4,000	-	-	-	10
Total	774,000	626,312	-	304,000	117,500	117,500	235,000

The Black-Scholes assumptions used for the three months ended March 31, 2013 and 2012 are as follows:

	March 31, 2013	March 31, 2012

Exercise price	$0.40 - $0.52	$0.97 - $1.00

Expected dividends	0%	0%

Expected volatility	100%	100%

Risk free interest rate	1.17% - 2.03%	0.90% - 2.08%

Expected term of option	4.88 – 8.78 years	5 – 10 years

Expected forfeitures	11 - 12%	0%

The following is a summary of the Company’s stock option activity:

Three months ended March 31, 2013

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Balance - December 31, 2012	4,611,170	$1.22	8.34 years	$-
Granted	2,050,000	0.43
Exercised	-	-
Forfeited/Cancelled	(63,500)	0.64
Outstanding - March 31, 2013	6,597,670	$0.98	8.72 years	$-
Exercisable - March 31, 2013	3,795,170	$1.07	7.55 years	$-

Three months ended March 31, 2012

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Balance - December 31, 2011	3,242,170	$1.24	8.58	$-
Granted	774,000	1.00
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - March 31, 2012	4,016,170	$1.19	8.60 years	$504,000
Exercisable - March 31, 2012	3,196,170	$1.24	8.51 years	$462,000

	Three months ended
	March 31, 2013	March 31, 2012

Grant date fair value of options	$658,369	$626,312
Weighted average grant date fair value	$0.33	$0.81

Outstanding options held by related parties	$1,800,000	$504,000

Exercisable options held by related parties	$-	$304,000

Fair value of stock options held by related parties	$614,201	$401,150

During the three months ended March 31, 2013 and 2012, the Company expensed $97,976 and $51,992 related to stock option grants, respectively.

Warrants

The Company granted the following warrants:

Three months ended March 31, 2013

	Shares	Fair Market	Share Vesting Schedule		Expiration
Grant Date	Granted	Value	2012	2013	(Years)

Jan 2013	100,000	30,020	-	100,000	5
Jan 2013 (1)	100,000	-	-	100,000	2
Mar 2013 (1)	2,500	-	-	2,500	2
Total	202,500	30,020	-	202,500

Three months ended March 31, 2012

	Shares	Fair Market	Share Vesting Schedule		Expiration
Grant Date	Granted	Value	2012	2013	(Years)

Jan 2012 (2)	15,000	9,044	15,000	-	10
Jan 2012	100,000	70,006	100,000	-	5
Feb 2012 (3)	750,000	-	750,000	-	2
Total	865,000	79,050	865,000	-

(1)	Warrants issued in connection with the January/March 2013 private placement discussed in Note 12, Stockholders’ Equity - Stock Issued for Cash.

(2)	Warrants issued in connection with the domain name discussed in Note 9, Intangible Assets - Domain Name.

(3)	Warrants issued in connection with the February 2012 private placement discussed in Note 12, Stockholders’ Equity - Stock Issued for Cash.

The Black-Scholes assumptions used for the three months ending March 31, 2013 and 2012 are as follows:

	March 31, 2013	March 31, 2012

Exercise price	$1.20	$0.98 – $1.80

Expected dividends	0%	0%

Expected volatility	100%	100%

Risk free interest rate	0.89%	0.30 - 0.77%

Expected term of warrant	5 years	3 - 5 years

Expected forfeitures	0%	0%

The following is a summary of the Company’s warrant activity:

Three months ended March 31, 2013

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2012	6,924,276	$1.57	0.90 years	$-
Granted	202,500	0.85	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding - March 31, 2013	7,126,776	$1.72	0.77 years	$-
Exercisable - March 31, 2013	7,126,776	$1.72	0.77 years	$-

Three months ended March 31, 2012

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2011	5,465,151	$1.8	1.49	$-
Granted	865,000	1.72	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding - March 31, 2012	6,330,151	$1.78	1.66 years	$-
Exercisable - March 31, 2012	6,330,151	$1.78	1.65 years	$-

During the three months ended March 31, 2013 and 2012, the Company expensed $30,020 and $114,699 respectively, related to stock warrants issued for services.

Note 13   Related Party Transactions

In January 2013, the Company granted 500,000 stock options for services to a third-party consultant that is wholly owned by a former member of the Company’s Board of Directors. The options vest over a one-year period and will expire if unexercised, ten years from the date of grant. The fair value of these options on grant date was $227,101.  The Company used the Black-Scholes-pricing model to determine the fair value of the options.  For the three months ended March 31, 2013 and 2012, total expense related to this transaction was $38,461 and $0, respectively.

Throughout the year ended December 31, 2012 and the three months ended March 31, 2013, the Company contracted with an investor relations consulting entity, which is 50% owned by by a member of the Company’s Board of Directors. Throughout 2012, the Company issued 100,000 shares of stock and 400,000 stock warrants to this entity, with a fair value $379,981.  During the three months ended March 31, 2013, the Company issued 100,000 stock warrants to this entity, with a fair value of $30,020. For the three months ended March 31, 2013 and 2012, total expense related to this transaction was $30,020 and $86,859, respectively.

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

As of March 31, 2013 and December 31, 2012, the Company did not have any amounts payable to this vendor.  Additionally, for the three months ended March 31, 2013 and 2012, the Company recorded expense of $0 and $295,321, respectively.

Lease Obligations

The Company has obligations under operating leases for its corporate office facility and for its retail store in Las Vegas, Nevada.  The leases expire at various dates throughout 2013 and 2014.  Rent expense classified in General and Administrative expense associated with the Company’s operating leases was $51,204 and $4,800 for the three months ended March 31, 2013 and 2012, respectively. Amounts in the table below reflect a rent escalation clause for the retail store but does not include contingent rent the Company may incur based on future sales above approximately $105,000 per month.

The Company also entered into a capital lease agreement to lease the domain name ryu.com through 2022, as discussed in Note 11 to the financial statements.  The future minimum lease payments required under the operating and capital leases as of March 31, 2013 are as follows:

	Operating Leases	Capital Lease	Total Lease Obligations

2013 (9 months remaining)	$137,450	$7,837	$145,287
2014	100,506	11,675	112,181
2015	-	11,503	11,503
2016	-	11,703	11,703
2017	-	11,007	11,007
Thereafter	-	47,141	47,141
Total minimum lease payments	237,956	100,866	338,822

Inventory Purchase Obligations

As of March 31, 2013, the Company had commitments to purchase $197,114 of inventory related to the Company’s future product lines.

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

Note 16   Segment Information

The Company’s operating segments are based on how its chief operating decision maker analyzes and makes decisions about the business and allocates resources.  Its reportable segments are comprised of four channels: wholesale, retail, e-commerce and other.  The Company’s wholesale channel generates revenues and incurs expenses in connection with selling the Company’s product to other retailers. The retail channel generates revenues and incurs expenses in connection with the Company’s retail location.  Additionally, the e-commerce channel generates revenues and incurs expenses in connection with the Company’s web store. Other includes license and tradeshow related sales and the write-off of excess materials and other production surcharges.  All reportable segments operate within the same industry.

The following table represents the Company’s activity by operating segment for the three months ending March 31, 2013:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$169,496	$141,013	$77,183	$0	$387,692
Cost of goods sold	(146,706)	(54,804)	(49,211)	(24,649)	(275,370)
Gross (loss) profit	22,790	86,209	27,972	(24,649)	112,322
Gross margin	13%	61%	36%		29%

Reconciliation of gross (loss) profit to net loss:
Operating expenses
Selling and marketing					$409,936
Product creation					137,043
Product creation - related party					-
General and administrative					918,299
Total operating expenses					$1,465,278

Net loss					$(1,352,956)

The following table represents the Company’s activity by operating segment for the three months ending March 31, 2012:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$35,033	-	$29,093	-	$64,126
Cost of goods sold	(25,629)	-	(10,096)	(187)	(35,912)
Gross (loss) profit	9,404	-	18,997	(187)	28,214
Gross margin	27%		65%		44%

Reconciliation of gross (loss) profit to net loss:
Operating expenses
Selling and marketing					$634,623
Product creation					-
Product creation - related party					315,400
General and administrative					1,029,853
Total operating expenses					$1,979,876

Net loss					$(1,951,662)

The Company does not allocate its assets among its channels, and as such no asset allocation is shown in the table above.

Note 17   Subsequent Events

Note Payable

In April 2013, the Company issued an unsecured promissory note with a third party holder. The principle amount of the note is $195,000 and bears no interest.  The note shall be due and payable on the earlier of written demand of the holder or December 31, 2013, or upon the occurrence of specific events as specified in the unsecured promissory note.

Management and Director Resignations and Appointments

The following list includes activity related to changes to the Company’s management and and Board of Directors subsequent to March 31, 2013.

•	On April 29, 2013, David Campisi resigned as Chief Executive Officer and Chairman of the Company effective April 29, 2013. There are no ongoing liabilities associated with this employment termination.

•	On April 30, 2013, David Howitt resigned as Director of the Company effective April 30, 2013.

•
On April 30, 2013, the Board of Directors appointed Dr. Craig Brod as Chief Executive Officer of the Company and entered into an employment relationship with Dr. Brod effective April 30, 2013. As of May 20, 2013, the terms of this employment relationship have not yet been finalized. Dr. Brod was concomitantly appointed as a Director of the Company.

•	On April 30, 2013, Dale Wallster was appointed as a Director of the Company, effective April 30, 2013.

Equity Offering

As of May 20, 2013, the Company is in process of raising additional capital through a private placement offering. The terms of the offering include the issuance of the Company’s common stock at $0.25/share. In addition, each share of common stock purchased contains a warrant to purchase an additional share of common stock at $0.50/share. The warrants will expire three years from the date of issuance. As of May 20, 2013, the Company has signed subscription agreements from investors to purchase 3,050,000 shares of commons stock, which will provide gross proceeds of $762,500. The Company continues to seek additional commitments in connection with this private placement, and funds will become available to the Company upon closing of the offering.

Item 2      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q. This discussion highlights key information as determined by management, but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K, including the audited financial statements therein (and notes to such financial statements) and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in that report.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”).  In addition, from time to time, the Company through its management may make oral forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance, and therefore you should not put undue reliance upon them. Some of the factors that may cause actual results to differ materially from those indicated in these statements are found in the section “Risk Factors” in our Form 10-K as filed with the SEC on April 1, 2013, and also include without limitation:

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

Results of Operations

Revenue

Revenues during the three months ended March 31, 2013 and 2012 were $387,692 and $64,126, respectively.  The increase is primarily due to generating $141,013 of revenue through our retail sales channel during the three months ended March 31, 2013, which began its operations in the fourth quarter of 2012.  Additionally, the Company generated approximately $105,000 in revenue associated with the sale of closeout product during the three months ended March 31, 2013.  The Company did not closeout any product during the three months ended March 31, 2012.  The increase in revenue was expected given we are in a growth stage and continue to expand our customer base and brand awareness through our retail, wholesale and ecommerce sales channels and our marketing initiatives. Our first season of product became available to retailers in January 2012, and to consumers through our web site in February 2012.  We opened our first retail store in Las Vegas, Nevada in October 2012.

Cost of Goods Sold

Cost of goods sold during the three months ended March 31, 2013 and 2012 were $275,370 and $35,912.  The increase in cost of goods sold is primarily comprised of approximately $134,000 related to the increase in sales and $105,000 (1) related to closeout sales described above.

(1)
During the fourth quarter of 2012, under new leadership, we identified specific inventories to sell through our wholesale channel at closeout prices.  Several factors led us to this decision.  First, we acquired the services of a third party consultant in September to assist us with expanding our wholesale channel and with strategically evaluating the salability of our current brand and product lines.  Second, with the opening of our first retail store in late October, we completed the introduction of our brand and product line to the market through all three of our sales channels.   Lastly, we initiated a rebranding strategy in December that no longer aligned with certain attributes of our current product lines.  Based on the collective input received during the quarter, we concluded that it was necessary to closeout a significant portion of our inventory.  As of December 31, 2012, the Company assessed the market value of a significant portion of its inventory on hand and determined that the market value was significantly less than its cost. As such, the Company recorded a lower of cost-or-market (“LCM”) adjustment of $1,401,220 in December 2012, as discussed in Note 6 to the financial statements. The $105,000 closeout sale and related cost of goods sold described above represents closeout inventory sold at market-value during the three months ended March 31, 2013.

Gross Profit

Gross profit during the three months ended March 31, 2013 and 2012 was $112,322 and $28,214, respectively.

The table below presents the Company’s actual results by operating segment, as they relate to its revenue, cost of goods sold, gross (loss) profit and gross margin.  The closeout sale described above is included within Wholesale, as the Company closed out the related goods through its wholesale channel.  Factory surcharges and excess inventory write-offs are included in Other.

Three months ended March 31, 2013

	Segment
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$169,496	$141,013	$77,183	$0	$387,692
Cost of goods sold	(146,706)	(54,804)	(49,211)	(24,649)	(275,370)
Gross (loss) profit	$22,790	$86,209	$27,972	$(24,649)	$112,322
Gross margin	13%	61%	36%		29%

Three months ended March 31, 2012

	Segment
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$35,033	$0	$29,093	$0	$64,126
Cost of goods sold	(25,629)	(0)	(10,096)	(187)	(35,912)
Gross (loss) profit	$9,404	$0	$18,997	$(187)	$28,214
Gross margin	27%		65%		44%

Selling and Marketing Costs

We incurred $409,936 and $634,623 in selling and marketing expenses during the three months ended March 31, 2013 and 2012, respectively.  Expenses during these periods were incurred to generate sales and create awareness and demand for our products through sports marketing agreements, product seeding, digital marketing and social media.  The decrease is primarily related to one marketing contract, which ended in December 2012. This contract accounted for $238,677 in marketing expense during the three months ended March 31, 2012. Selling expense for the three months ended March 31, 2013 and 2012 was $107,732 and $133,399, respectively. Of the total selling and marketing expense for the three months ended March 31, 2013, $0 was share-based (non-cash) expense. Of the total amount expensed for the three months ended March 31, 2012, $243,449 was share-based (non-cash) expense primarily related to stock-for-services marketing arrangements.

Product Creation Costs

During the three months ended March 31, 2013, we incurred product creation expenses of $137,043 compared to $315,400 during the three months ended March 31, 2012. Of the total amounts expensed, $0 and $315,400 were paid to Exit 21, an entity controlled by our former Chief Executive Officer and current Chief Operating Officer, respectively. The decrease is due to the Company’s contract with Exit 21 ending in June 2012. Product creation expenses incurred during the three months ended March 31, 2013 consisted of formulating product concepts, construction of prototypes related to the Company’s proposed new product lines.

General and Administrative Costs

General and administrative expenses for the three months ended March 31, 2013 were $918,299 compared to $1,029,853 for the three months ended March 31, 2012. The primary components of general and administrative expense during the three months ended March 31, 2013 were employee compensation of $375,495 ($52,867 share-based), professional fees of $171,275 related to audit, legal, and retail consulting services, warehousing and handling costs of $106,707, investor relations expense of $78,704 ($51,306 share-based) and rent expense of $51,204.  The primary components of general and administrative expense for the three months ended March 31, 2012 were investor relations expenses of $343,234 ($297,645 of which was from share-based compensation), employee compensation expense $309,353 ($42,880 from share-based compensation), legal, professional and consulting fees of $87,688 ($2,476 from share-based-compensation), and travel expenses of $80,948.

Net Loss

As a result of the above, our net loss for the three months ended March 31, 2013 was $1,352,956, as compared to a loss of $1,951,662 for the comparable 2012 period.

Financial Condition

As of March 31, 2013, we had current assets of $2,005,802, current liabilities of $488,967 and working capital of $1,516,836 compared to current assets of $1,896,595, current liabilities of $617,050 and working capital of $1,279,545 at December 31, 2012.

On August 10, 2012, our shares began trading on the TSX Venture Stock Exchange under the ticker symbol RYU and we continue to be listed on the OTCQB under the ticker symbol RYUN.  During the three months ended March 31, 2013, we raised $1,377,855, net of direct offering costs.

Operating Activities

During the three months ended March 31, 2013, we used cash in the amount of $1,329,836 in operating activities.  The principal adjustments to reconcile the net loss of $1,352,956 to net cash used in operating activities were share-based compensation of $176,746, partially offset by an increase in due from factor, net of $103,642, and a decrease in accounts payable and accrued liabilities of $128,770. Depreciation and amortization during the three months ended March 31, 2013 totaled $45,153.

By comparison, during the three months ended March 31, 2012, we used cash in the amount of $2,077,530 in operating activities. The major components of operating activities include a net loss of $1,951,662, offset by share-based compensation of $614,415, an increase in inventory of $319,109, an increase in deposits for inventory purchased of $599,336, a decrease in prepaid expenses of $104,971, and an increase in accounts payable and accrued liabilities of $184,005. Depreciation and amortization during the quarter ended March 31, 2012 totaled $6,706.

Investing Activities

Net cash used in investing activities was $11,895 during the three months ended March 31, 2013.  Investing activities during the period included $4,501 for property and equipment, $7,394 for intangible assets, which included the development of patents and trademarks.

By contrast, we used cash in the amount of $79,405 in investing activities during the three months ended March 31, 2012.  Investing activities during that period included $7,229 for property and equipment purchases and $72,176 for the acquisition of intangible assets including the development of its patents and trademarks, website development costs and the acquisition of our new domain name.

Financing Activities

During the three months ended March 31, 2013, we paid $3,000 towards capital lease obligations and received gross proceeds from the sale of common stock and warrants of $1,450,000, of which $72,145 was paid in offering costs for net cash provided by financing activities of $1,374,855.

During the quarter ended March 31, 2012, the Company repaid $25,000 to related parties, paid $3,000 towards capital lease obligations and received net proceeds from the sale of common stock and warrants of $1,493,100 for net cash provided by financing activities of $1,465,100.

Liquidity and Management’s Plan

The Company commenced operations as a development stage enterprise in 2009 and has incurred losses from inception.  As shown in the accompanying consolidated financial statements, we incurred a net loss of $1,352,956 and had net cash used in operating activities of $1,329,836 during the three months ended March 31, 2013.   As of March 31, 2013, our cash balance was $328,335, and management believes that the Company will need to raise substantial additional equity capital during the remainder of 2013 in order to support current operations and planned development.  These factors raise substantial doubt as to our ability to continue as a going concern.

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

Sales generated in 2012 fell significantly short of expectations.  Management attributes the shortfall primarily to the Company’s initial positioning as a premium performance apparel brand within the niche sport of Mixed Martial Arts (MMA), lower than expected sales generated through our association with a major MMA promoter, as well as an emphasis on generating a significant percentage of total sales through an undeveloped wholesale channel.  Consequently, we carried significant excess inventory as of December 31, 2012.  As described in Note 6 to the financial statements, after assessing the market value of our inventory on hand at year-end, management determined that a significant write-down was appropriate.

In light of our findings, we are in process of implementing a retail store expansion strategy that we believe will allow us to control our brand and generate sales in various regions throughout the United States and the global marketplace. While we continue to believe that our wholesale channel will play a significant role in our long-term growth plans, we anticipate that the emphasis on the expansion of our retail channel in the near term will provide greater opportunity to create brand awareness and grow our sales.

Management plans to seek additional capital to support and expand its operations and, during the first quarter of 2013, raised $1,377,855 through the issuance of equity securities as discussed in Note 12 to the financial statements.  While management plans to generate increasing revenues and to continue financing the Company through the issuances of additional equity securities, there can be no assurance that sufficient revenue or financing will occur to meet the Company’s cash needs for the next 12 months.

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

Our significant accounting policies are summarized in Note 4 to the unaudited financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would affect our results of operations, financial position or liquidity for the periods presented in this report.

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

The Company measures the fair value of share-based payments to non-employees at the measurement date, which occurs at the earlier of the date performance commitment is reached or performance is completed.  Recognition of share-based payments occurs as services are received.  The Company treats fully vested, non-forfeitable shares issued to non-employees in the same manner as if it had paid for the services received with cash.  Unvested, forfeitable shares are accounted for as unissued until the point vesting occurs.

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

Recent Accounting Pronouncements

No recent accounting pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4	Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on this evaluation, management concluded that, as of March 31, 2013, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continued to have the material weaknesses described above.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Public Offering of Common Stock

On August 3, 2012 we completed a public offering in which we sold 5,882,500 shares of our common stock.  We raised a total of $4,956,999 in gross proceeds from the offering, or $4,491,174 in net proceeds after deducting placement agent commissions of $247,849 and other offering costs of $217,976.  As of March 31, 2013, we had used all of the net proceeds from this offering for brand marketing, opening retail stores for our products, selling, general and administrative expenses and working capital.

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

Respect Your Universe, Inc.

Date: May 20, 2013	/s/ Craig Brod Ph.D.
Craig Brod Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2013	/s/ Aaron Loreth
Aaron Loreth Chief Financial Officer (Principal Financial and Accounting Officer)