Form 10-Q
period 2013-06-30
RESPECT YOUR UNIVERSE, INC.
filed 2013-08-13
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-54885

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1933 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  58,512,128 shares of common stock as of July 23, 2013

RESPECT YOUR UNIVERSE, INC.
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2013

PART I

Item 1	Financial Statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	June 30, 2013	December 31, 2012

ASSETS

Current assets
Cash	$1,294,880	$295,211
Due from factor, net	96,041	37,786
Accounts receivable, net	14,769	8,674
Inventory, net	1,465,246	1,411,074
Deposits	49,820	56,878
Prepaid expenses	56,819	80,561
Other current assets	305	6,411
Total current assets	2,977,880	1,896,595

Property and equipment, net	133,928	183,276

Other assets
Intangible assets, net	201,772	259,638
Deposits	16,370	16,370
Total other assets	218,142	276,008

Total assets	$3,329,950	$2,355,879

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$734,620	$600,098
Accounts payable - related party	-	6,354
Current portion of capital lease	11,332	10,598
Total current liabilities	745,952	617,050

Other liabilities
Capital lease	86,981	92,925

Stockholders’ equity
Common stock, $0.001 par value, 500,000,000
shares authorized; 58,418,378 and 48,040,878
shares issued and outstanding, respectively	58,419	48,041
Additional paid in capital	22,854,477	19,518,318
Accumulated deficit	(20,415,879)	(17,920,455)
Total stockholders’ equity	2,497,017	1,645,904

Total liabilities and stockholders' equity	$3,329,950	$2,355,879

See accompanying notes to financial statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenue	$295,912	$107,522	$683,604	$171,648

Cost of goods sold	190,000	61,796	465,370	97,708

Gross profit	105,912	45,726	218,234	73,940

Operating expenses
Selling and marketing	305,987	749,151	715,923	1,383,774
Product creation	101,663	156,640	238,706	156,640
Product creation - related party	-	160,421	-	475,821
General and administrative	840,730	1,415,311	1,759,029	2,445,164
Total operating expenses	1,248,380	2,481,523	2,713,658	4,461,399

Net loss	$(1,142,468)	$(2,435,797)	$(2,495,424)	$(4,387,459)

Net loss per common share -
basic and diluted	$(0.02)	$(0.06)	$(0.05)	$(0.11)
			#REF!
Weighted average number of common			#REF!
shares outstanding during the period -
basic and diluted	53,241,894	41,421,427	51,541,631	40,756,730

See accompanying notes to financial statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
UNAUDITED

	Common Stock, $0.001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity

Balance, January 1, 2013	48,040,878	$48,041	$19,518,318	$(17,920,455)	$1,645,904

Issuance of common stock and warrants for cash
($0.25-$0.50/share), net of offering costs of $118,862	10,190,000	10,190	3,143,448	-	3,153,638

Share-based compensation - stock ($0.33-$0.52/share)	187,500	188	79,500	-	79,688

Share based compensation - options	-	-	83,191	-	83,191

Share based compensation - warrants	-	-	30,020	-	30,020

Net loss - period ended June 30, 2013	-	-	-	(2,495,424)	(2,495,424)

Balance, June 30, 2013	58,418,378	58,419	22,854,477	(20,415,879)	2,497,017

See accompanying notes to financial statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended
	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,495,424)	$(4,387,459)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	116,713	18,081
Share-based compensation expense - stock	79,688	797,832
Share-based compensation expense - options	83,191	492,519
Share-based compensation expense - warrants	30,020	213,450
Loss on disposal of fixed assets	6,120	-
Changes in operating assets and liabilities
Due from factor, net	(58,255)	6,134
Accounts receivable, net	(6,095)	-
Inventory	(54,172)	(1,908,615)
Deposits	7,058	(237,573)
Prepaid expenses	23,742	290,491
Other current assets	6,107	(228,740)
Accounts payable and accrued liabilities	134,522	1,337,809
Accounts payable - related party	(6,354)	43,591
Net cash used in operating activities	(2,133,139)	(3,562,480)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,789)	(16,684)
Acquisition of intangible assets	(7,441)	(109,414)
Deposits	-	(16,370)
Net cash used in investing activities	(15,230)	(142,468)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	195,000	-
Repayment of loans payable - related party	-	(25,000)
Payments on capital lease obligations	(5,600)	(5,167)
Proceeds from issuance of common stock and warrants	3,077,500	1,500,000
Offering costs	(118,862)	(6,900)
Net cash provided by financing activities	3,148,038	1,462,933

Net increase (decrease) in cash	999,669	(2,242,015)

Cash - beginning of year/period	295,211	2,698,719

Cash - end of year/period	$1,294,880	$456,704

Supplemental Disclosure of Cash Flow Information
Cash paid during the year/period for:
Interest	$909	$833
Taxes	$1,500	$-

Supplemental Disclosure of Non-Cash Financing Activity
Stock issued as repayment of note payable	$195,000	$-
Prepaid expenses	$-	$195,785
Warrants issued for capital lease	$-	$11,650
Capital lease obligations incurred to acquire intangible assets	$-	$114,491

See accompanying notes to financial statements

RESPECT YOUR UNIVERSE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
UNAUDITED

Note 1       Organization and Nature of Operations

Respect Your Universe, Inc. (“the Company”), which was incorporated in 2008, is a vertically integrated, active lifestyle apparel brand that engages in the development, marketing and distribution of apparel and accessories. With operations based in Portland, Oregon, the Company’s products are sold through wholesale, retail and e-commerce channels.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three and six months ended June 30, 2013 and June 30, 2013 are not necessarily indicative of results for the full fiscal year.

Note 3        Liquidity and Management’s Plan

The Company commenced operations as a development stage enterprise in 2009 and has incurred losses from inception.  As shown in the accompanying financial statements, the Company incurred a net loss of $1,142,468 and $2,495,424 and had net cash used in operating activities of $803,303 and $2,133,139 for the three and six months ended June 30, 2013, respectively.   As of June 30, 2013, the Company’s cash balance was $1,294,880. Accordingly, the Company will need to raise sufficient capital during the remainder of 2013 in order to support current operations and planned development.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

In 2012, the Company emerged from a development stage company by launching its men’s apparel line in January and its women’s apparel line in July, and by opening its first retail store in Las Vegas, Nevada in October.  Management is seeking additional capital to expand its operations through its retail channel.  The Company has raised $1,775,783 and $3,153,638 during the three and six months ended June 30, 2013. This was accomplished through the issuances of its equity securities as discussed in Note 13.  While management plans to increase revenues through its retail channel and finance the Company through the issuances of additional equity securities, there can be no assurance that sufficient revenue or financing will occur to meet the Company’s cash needs for the next 12 months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company be unable to continue as a going concern.

Note 4     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at June 30, 2013 and December 31, 2012.

Inventory

Inventory primarily consists of finished goods. The cost of finished goods inventory includes all costs incurred to bring inventory to its existing condition and location including product costs, inbound freight and duty.

Inventory is valued on a lower of cost-or-market (“LCM”) basis based upon the weighted average method of inventory costing.  Market value is estimated based upon assumptions made about future demand and retail market conditions.  If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or market.  The Company has not recorded any adjustments for net realizable value during the three and six months ended June 30, 2013.

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

Impairment of Long Lived Assets

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property, equipment and intangible assets or whether the remaining balance of property, equipment and intangible assets should be evaluated for possible impairment.  At June 30, 2013 and December 31, 2012, the Company determined that its long-lived assets were not impaired.

 Revenue Recognition

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Revenue is recorded net of discounts and an allowance for estimated returns. The allowance for estimated returns related to web sales and retail sales is currently 3% of sales based on the Company’s historical experience with direct-to-consumer sales. The allowance for estimated returns related to wholesale sales is currently 4% based on the Company’s historical wholesale customer returns. The allowance is reflected as an accrued liability on the balance sheet.

Cost of Goods Sold

Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, inbound freight and duty costs, as well as provisions for reserves related to product shrinkage, excess or obsolete inventory, or LCM adjustments as required.

Shipping and Handling Costs

Costs associated with the Company’s third-party shipping (i), warehousing and handling (ii) activities are included within operating expenses in the income statement.

(i)
Shipping costs associated with marketing related promotions and transfers of inventory from the Company’s distribution centers to its retail location are included as a component of selling and marketing expense.  These shipping costs were $3,901 and $10,794 in the three and six months ended June 30, 2013.  Shipping costs for the three and six months ended June 30, 2012 were $5,897 and $6,958, respectively.  Shipping costs billed to customers are recorded as revenue and the related out-bound shipping costs incurred by the Company are recorded as cost of goods sold.

(ii)
Warehousing and handling costs are included in general and administrative expense. Warehousing and handling cost for the three and six months ended June 30, 2013 were $66,849 and $173,555, respectively. Warehousing and handling costs for the three and six months ended June 30, 2012 were $27,466 and $53,300, respectively.

Selling and Marketing Costs

Selling and marketing costs are expensed as incurred.

Advertising costs include expenses associated with sales and product catalogues, sponsorships of events and other consumer publication related activities.  Advertising expenses for the three and six months ended June 30, 2013 were $26,563 and $104,462, respectively, as compared to $269,913 and $846,512 for the three and six months ended June 30, 2012.

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

The Company had the following potential common stock equivalents at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Stock options, exercise price $0.40 - $2.26	4,223,608	3,808,670
Common stock warrants, conversion price $0.50 - $1.80	9,001,625	6,924,276
Unvested, forfeitable restricted stock grants	93,750	281,250
Total common stock equivalents	13,318,983	11,014,196

Since the Company incurred a net loss during the three and six months ended June 30, 2013 and 2012, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  Therefore, a separate computation of diluted earnings (loss) per share is not presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Some of the more significant estimates relate to revenue recognition, including sales returns and claims from customers, slow-moving and closeout inventories, long-lived asset impairment, income taxes and stock-based compensation.

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

The Company's financial instruments consisted primarily of cash, accounts payable and accrued liabilities and due from factor. The carrying amounts of the Company's financial instruments generally approximated their fair values as of June 30, 2013 and December 31, 2012, respectively, due to the short-term nature of such items.

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

Note 6     Inventories

Inventories, net, consist of finished goods inventory of $1,465,246 and $1,411,074 as of June 30, 2013 and December 31, 2012, respectively.

Adjustment for Lower of Cost-or-Market

As of December 31, 2012, the Company assessed the market value of its inventory on hand.  The Company determined that the market value of the product was less than its cost. See also Note 4 – Significant Accounting Policies - Inventory.  As such, the Company recognized an LCM adjustment to inventory of $1,401,220 in December 2012.  The Company did not record an adjustment to inventory in the three or six months ended June 30, 2013.

Note 7     Prepaid Expenses

Prepaid expenses as of June 30, 2013 and December 31, 2012 were $56,819 and $80,561, respectively.   Prepaid expenses are amortized over the related service periods, which are less than or equal to one year.

Note 8     Property and Equipment

Property and equipment consist of the following as of June 30, 2013 and December 31, 2012:

	2013	2012

Leasehold improvements	$137,132	$141,355
Computers and office equipment	27,700	22,840
Furniture and fixtures	12,692	12,692
Software	36,084	36,084
Tradeshow and event equipment	7,229	7,229
	220,837	220,200
Accumulated depreciation	(86,909)	(36,924)
Property and equipment, net	$133,928	$183,276

Depreciation expense for the three and six months ended June 30, 2013 was $25,579 and $51,406 as compared to $5,105 and $9,808 in the three and six months ended June 30, 2012, respectively.

Note 9     Intangible Assets

Intangible assets consist of the following as of June 30, 2013 and December 31, 2012:

	2013	2012

Patent and trademarks, net	$65,025	$107,926
Website development, net	13,212	28,177
Domain name	123,535	123,535
Intangible assets, net	$201,772	$259,638

Patents and Trademarks

The Company capitalizes legal fees and filing costs associated with the development of its patents and trademarks.  Patents and trademarks are amortized over an estimated useful life using the straight-line method, however, patents and trademarks with indefinite useful lives are not amortized.  Amortization expense was $37,284 and $50,341 for the three and six months ended June 30, 2013, as compared to no amortization expense for the three and six months ended June 30, 2012, respectively.

Website Development

The Company capitalizes certain costs associated with the development of its website.  Other costs related to the planning and maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful life of 2 years using the straight-line method for financial statement purposes.

As of June 30, 2013 and December 31, 2012, the Company’s website development costs are as follows:

	2013	2012

Website development	$50,157	$50,157
Accumulated amortization	(36,945)	(21,980)
Website development, net	$13,212	$28,177

The Company’s current website was placed into service in February 2012.  Amortization expense was $8,696 and $14,965 for the three and six months ended June 30, 2013 as compared to $ 6,270 and $9,440 for the three and six months ended June 30, 2012, respectively.

Domain Name

In February 2012, the Company capitalized the costs associated with the acquisition of its domain name, ryu.com.  The estimated useful life of the website domain is indefinite and accordingly related capitalized costs are not amortized. See Note 12, Capital Lease. At June 30, 2013, the Company determined that its domain name was not impaired.

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

Note 11   Note Payable

In April 2013, the Company issued an unsecured promissory note with a third party holder. The amount of the note is $195,000 and bears no interest.  The note shall be due and payable on the earlier of written demand of the holder or December 31, 2013, or upon the occurrence of specific events as specified in the unsecured promissory note.

In May 2013, the holder of this note directed the Company to issue stock in lieu of payment in connection with the Company’s June 2013 private placement. See Note 13.

Note 12   Capital Lease

On February 1, 2012, the Company entered into a capital lease agreement to lease the domain name ryu.com for 10 years.  See Note 15 for disclosure related to future lease payments. At the end of the lease term, title to the domain name will automatically transfer to the Company.  See Note 9, Intangible Assets - Domain Name.

During the three and six months ended June 30, 2013, the Company incurred and paid interest in the amount of $449 and $909, as compared to $496 and $833 for the three and six months ended June 30, 2012, respectively.

Note 13   Stockholders’ Equity

Stock Issued for Cash

Six months ended June 30, 2013

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

In June 2013, the Company issued a total of 7,290,000 shares of common stock as part of a private placement offering for $1,774,783 ($0.25/share), net of direct offering costs of $46,717.  In conjunction with this offering, one warrant for each share issued was granted. Details of the warrants issued are shown in the table below:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration

June 2013	7,290,000	Fully vested upon issuance	$0.50	3	Years

Only the holders of these warrants have the right to exercise the warrants at the specified fixed strike price, according to the terms outlined above.

Of the 7,290,000 shares of common stock issued, 780,000 shares were issued as repayment to the holder of the note payable discussed in Note 11, as directed by the holder of the note.

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

In addition to the issuance of warrants discussed above, the Company issued the following warrants to multiple holders during the six months ended June 30, 2012:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration

Jan-12	100,000	Fully vested upon issuance	$1.20	5	Years
Jan-12	15,000	Fully vested upon issuance	$0.98	10	Years
Apr-12	100,000	Fully vested upon issuance	$1.20	5	Years

Only the holders of these warrants have the right to exercise the warrants at the specified fixed strike price, according to the terms outlined above.

Stock Issued for Services

Six months ended June 30, 2012

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

On June 7, 2013, the Board of Directors approved certain revisions to the 2012 Plan, resulting in the Company’s 2013 Stock Option Plan (the “2013 Plan”) whereby the aggregate number of securities reserved for issuance set aside and made available for issuance under the Plan was revised from (i) 8,487,925 shares of the Company’s common stock at the time of granting the options (including all options granted by our Company to date) to (ii) 11,702,425 shares of the Company’s common stock.

The Company had the following stock option grants and forfeitures:

Six months ended June 30, 2013

	Shares	Fair Market	Share Vesting Schedule					Expiration
Grant Date	Granted	Value	2011	2012	2013	2014	2015 and thereafter	(Years)

Jan 2013	500,000	227,101	-	-	375,000	125,000	-	10
Mar 2013	1,550,000	464,572	-	-	762,500	387,500	400,000	10
Mar 2013 (1)	(63,500)	(15,388)	(13,500)	-	-	(12,500)	(37,500)	10
May 2013	50,000	7,137	-	-	-	12,500	37,500	10
June 2013	200,000	38,343	-	-	100,000	-	100,000	5
June 2013 (1)	(2,256,250)	(978,617)	-	-	(400,000)	(1,353,750)	(502,500)	5 - 10
Total	(19,750)	(256,852)	(13,500)	-	837,500	(841,250)	(2,500)

(1)	Options forfeited upon termination of employment.

Six months ended June 30, 2012

	Shares	Fair Market	Share Vesting Schedule					Expiration
Grant Date	Granted	Value	2011	2012	2013	2014	2015 and thereafter	(Years)

Jan 2012	770,000	722,926	-	192,500	192,500	192,500	192,500	10
Mar 2012	4,000	3,292	-	4,000	-	-	-	10
Apr 2012	600,000	403,485	-	600,000	-	-	-	5
May 2012(1)	(200,000)	(85,495)	-	(125,000)	(25,000)	(25,000)	(50,000)	10
Total	1,174,000	1,044,208	-	671,500	167,500	167,500	167,500

1)	Options forfeited upon termination of employment.

The Black-Scholes assumptions used for the six months ended June 30, 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012

Exercise price	$0.28 - $0.52	$0.90 - $1.00
Expected dividends	0%	0%
Expected volatility	100%	121-145%
Risk free interest rate	0.98% - 2.03%	0.39% - 0.83%
Expected term of option	1.86 – 8.78 years	5 – 10 years
Expected forfeitures	11 - 30%	0%

The following is a summary of the Company’s stock option activity:

Six months ended June 30, 2013

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Balance - December 31, 2012	4,611,170	$1.22	8.34 years	$-
Granted	2,300,000	0.41
Exercised	-	-
Forfeited/Cancelled	(2,319,750)	0.56
Outstanding - June 30, 2013	4,591,420	$1.15	8.02 years	$3,000
Exercisable - June 30, 2013	4,223,608	$0.91	7.57 years	$2,000

Six months ended June 30, 2012

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Balance - December 31, 2011	3,242,170	$1.24	8.58 years	$558,000
Granted	1,374,000	0.96
Exercised	-	-
Forfeited/Cancelled	(200,000)	1.12
Outstanding - June 30, 2012	4,416,170	$1.15	7.83 years	$378,000
Exercisable - June 30, 2012	3,196,170	$1.18	7.50 years	$378,000

	As of June 30, 2013	As of June 30, 2012

Grant date fair value of options	$4,589,019	$4,720,556
Weighted average grant date fair value	$1.00	$1.07

Outstanding options held by related parties	2,277,670	2,332,670
Exercisable options held by related parties	2,152,670	1,832,670
Fair value of stock options held by related parties	$3,061,227	$3,058,905

During the three and six months ended June 30, 2013, the Company expensed ($14,811) and $83,191 related to stock option grants, as compared to $440,527 and $492,519 for the three and six months ended June 30, 2012, respectively.

Warrants

The Company granted the following warrants:

Six months ended June 30, 2013

	Shares	Fair Market	Share Vesting Schedule			Expiration
Grant Date	Granted	Value	2011	2012	2013	(Years)

Jan 2013	100,000	30,020	-	-	100,000	5
Jan 2013 (1)	100,000	-	-	-	100,000	2
Mar 2013	2,500	-	-	-	2,500	2
Jun 2013 (2)	7,290,000	-	-	-	7,290,000	3
Jun 2013 (3)	(5,415,151)	-	(5,415,151)	-	-
Total	2,077,349	30,020	(5,415,151)	-	7,492,500

(1)	Warrants issued in connection with the January 2013 private placement discussed in Note 13, Stockholders’ Equity – Stock Issued for Cash.

(2)	Warrants issued in connection with the June 2013 private placement discussed in Note 13, Stockholders’ Equity - Stock Issued for Cash.

(3)	Unexercised warrants that expired in June 2013.

Six months ended June 30, 2012

	Shares	Fair Market	Share Vesting Schedule		Expiration
Grant Date	Granted	Value	2012	2013	(Years)

Jan 2012 (4)	15,000	11,650	15,000	-	10
Jan 2012	100,000	86,859	100,000	-	5
Feb 2012 (5)	750,000	-	750,000	-	2
Apr 2012	100,000	80,192	100,000	-	5
Total	965,000	178,701	965,000	-

(4)	Warrants issued in connection with the domain name discussed in Note 9, Intangible Assets – Domain Name.

(5)	Warrants issued in connection with the February 2012 private placement discussed in Note 13, Stockholders’ Equity - Stock Issued for Cash.

The Black-Scholes assumptions used for the six months ended June 30, 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012

Exercise price	$1.20	$0.98 – $1.20
Expected dividends	0%	0%
Expected volatility	100%	121-145%
Risk free interest rate	0.89%	0.30 - 0.82%
Expected term of warrant	5 years	5-10 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s warrant activity:

Six months ended June 30, 2013

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2012	6,924,276	$1.57	0.90 years	$-
Granted	7,492,500	0.51	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	(5,415,151)	1.80	-	-
Outstanding - June 30, 2013	9,001,625	$0.68	2.80 years	$-
Exercisable - June 30, 2013	9,001,625	$0.68	2.80 years	$-

Six months ended June 30, 2012

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2011	5,465,151	$1.80	1.49 years	$-
Granted	965,000	1.66	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding - June 30, 2012	6,430,151	$1.78	1.26 years	$-
Exercisable - June 30, 2012	6,430,151	$1.78	1.26 years	$-

During the three and six months ended June 30, 2013, the Company’s expense related to stock warrants issued for services was $0 and $30,020 as compared to $98,751 and $213,450 for the three and six months ended June 30, 2012, respectively.

Note 14   Related Party Transactions

In January 2013, the Company granted 500,000 stock options for services to the Meriwether Group, a third-party consultant that is wholly owned by a former member of the Company’s Board of Directors. The options vest over a one-year period and will expire if unexercised, ten years from the date of grant. The fair value of these options on grant date was $227,101.  The Company used the Black-Scholes-pricing model to determine the fair value of the options.  For the three and six months ended June 30, 2013, total expense related to this transaction was $18,315 and $56,775, as compared to $0 for the three and six months ended June 30, 2012, respectively.  In June 2013, the Company terminated the consulting agreement, in accordance with provisions allowed for in the contract.

Throughout the year ended December 31, 2012 and the six months ended June 30, 2013, the Company contracted with an investor relations consulting entity, which is 50% owned by a member of the Company’s Board of Directors. Throughout 2012, the Company issued 100,000 shares of stock and 400,000 stock warrants to this entity, with a fair value $379,981.  During the six months ended June 30, 2013, the Company issued 100,000 stock warrants to this entity, with a fair value of $30,020. For the three and six months ended June 30, 2013, total expense related to this transaction was $0 and $30,020 respectively, as compared to $72,372 and $213,450 in the three and six months ended June 30, 2012.

Beginning in February 1, 2010, the Company entered into a consulting agreement with Exit 21 Global Solutions, LLC (“Exit 21”), an entity controlled by the Company’s former Chief Executive Officer and current Chief Operating Officer, to assist the Company with product design, creation, development, merchandising, sourcing and production.  The term of this commitment expired June 30, 2012. As of June 30, 2013 and December 31, 2012, the Company did not have any amounts payable to this vendor.  Additionally, for the three and six months ended June 30, 2013, the Company recorded expense of $0 as compared to expense of $160,421 and $475,821 in the three and six months ended June 30, 2012, respectively.

Note 15   Commitments

Lease Obligations

The Company has obligations under operating leases for its corporate office facility and for its retail store in Las Vegas, Nevada.  The leases expire at various dates throughout 2013.  Rent expense classified in General and Administrative expense associated with the Company’s operating leases was $56,993 and $114,930 for the three and six months ended June 30, 2013. Of the total rent expense, $6,733 and $13,466 for the three and six months ended June 30, 2013 is amortization of prepaid rent. Rent expense was $4,800 and $9,600 for the three and six months ended June 30, 2012, respectively. Amounts in the table below reflect a rent escalation clause for the retail store but does not include contingent rent the Company may incur based on future sales above approximately $105,000 per month.

On July 1, 2013, the Company received notification of lease termination with regard to its retail location in Las Vegas, Nevada. The Company will have 60 days from the date of notification to exit the retail space.  The lease will terminate on August 30, 2013. Management is currently evaluating the potential impact of any impairment associated with the assets of this retail location.

On August 7, 2013, the Company signed a lease agreement to relocate its Las Vegas retail location to another space in the Shoppes at the Palazzo mall in Las Vegas, NV. See Note 18.

The Company also entered into a capital lease agreement to lease the domain name ryu.com through 2022, as discussed in Note 12 to the financial statements.  The future minimum lease payments required under the operating and capital leases as of June 30, 2013 are as follows:

	Operating Leases	Capital Lease	Total Lease Obligations

2013 (6 months remaining)	$30,773	$5,286	$36,059
2014	-	11,675	11,675
2015	-	11,503	11,503
2016	-	11,703	11,703
2017	-	11,007	11,007
Thereafter	-	47,141	47,141
Total minimum lease payments	30,773	98,315	129,088

Inventory Purchase Obligations

As of June 30, 2013, the Company had commitments to purchase $56,126 of inventory related to the Company’s future product lines.

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

The following table represents the Company’s activity by operating segment for the three months ended June 30, 2013:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$143,317	$111,546	$41,049	$0	$295,912
Cost of goods sold	(139,605)	(32,482)	(19,611)	1,698	(190,000)
Gross profit	3,712	79,064	21,438	1,698	105,912
Gross margin	3%	71%	52%		36%

Reconciliation of gross profit to net loss:
Operating expenses
Selling and marketing					$305,987
Product creation					101,663
General and administrative					840,730
Total operating expenses					$1,248,380

Net loss					$(1,142,468)

The following table represents the Company’s activity by operating segment for the six months ended June 30, 2013:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$312,813	$252,559	$118,232	$0	$683,604
Cost of goods sold	(286,311)	(87,286)	(68,822)	(22,951)	(465,370)
Gross (loss) profit	26,502	165,273	49,410	(22,951)	218,234
Gross margin	8%	65%	42%		32%

Reconciliation of gross (loss) profit to net loss:
Operating expenses
Selling and marketing					$715,923
Product creation					238,706
General and administrative					1,759,029
Total operating expenses					$2,713,658

Net loss					$(2,495,424)

The following table represents the Company’s activity by operating segment for the three months ending June 30, 2012:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$52,050	-	$55,438	$34	$107,522
Cost of goods sold	(32,514)	-	(22,298)	(6,984)	(61,796)
Gross (loss) profit	19,536	-	33,140	(6,950)	45,726
Gross margin	38%		60%		43%

Reconciliation of gross (loss) profit to net loss:
Operating expenses
Selling and marketing					$749,151
Product creation					156,640
Product creation - related party					160,421
General and administrative					1,415,311
Total operating expenses					$2,481,523

Net loss					$(2,435,797)

The following table represents the Company’s activity by operating segment for the six months ending June 30, 2012:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$87,083	-	$84,531	$34	$171,648
Cost of goods sold	(58,108)	-	(32,394)	(7,206)	(97,708)
Gross (loss) profit	28,975	-	52,137	(7,172)	73,940
Gross margin	33%		62%		43%

Reconciliation of gross (loss) profit to net loss:
Operating expenses
Selling and marketing					$1,383,774
Product creation					156,640
Product creation - related party					475,821
General and administrative					2,445,164
Total operating expenses					$4,461,399

Net loss					$(4,387,459)

The Company does not allocate its assets among its channels, and as such no asset allocation is shown in the tables above.

Note 18   Subsequent Events

On July 1, 2013, the Company received notification of lease termination with regard to its retail location in Las Vegas, Nevada. The Company will have 60 days from the date of notification to exit the retail space.  The lease will terminate on August 30, 2013. Management is currently evaluating the potential impact of any impairment associated with the assets of this retail location.

On August 7, 2013, the Company signed a lease agreement to relocate its Las Vegas retail location to another space in the Shoppes at the Palazzo mall in Las Vegas, NV.

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

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include statements pertaining to, among other things: (1) our product line; (2) our business plan; (3) future capital expenditure; (4) the enforceability of our intellectual property rights; (5) projections of market prices and costs; (6) supply and demand for our products; and (7) our need for, and our ability to raise, capital.

The material assumptions supporting these forward-looking statements include, among other things: (1) our ability to obtain any necessary financing on acceptable terms; (2) timing and amount of capital expenditures; (3) the enforcement of our intellectual property rights; (4) our ability to launch new product lines; (5) retention of skilled personnel; (6) continuation of current tax and regulatory regimes; (7) current exchange rate and interest rates; and (8) general economic and financial market conditions.

These statements are not guarantees of future performance, and therefore you should not put undue reliance upon them. Some of the factors that may cause actual results to differ materially from those indicated in these statements are found in the section “Risk Factors” in this quarterly report on Form 10-Q, and also include without limitation:

•	changes in general economic or market conditions that could impact consumer demand for our products;
•	our product lines, including that we intend to launch additional product lines in the future;
•	our business plan;
•	capital expenditure programs;
•	the enforceability of our intellectual product rights;
•	projections of market prices and fluctuations of product costs;
•	sales of our products;
•	our marketing, branding and sponsorship initiatives;
•	our need for and ability to raise capital;
•	our ability to retain the services of our senior management and key employees;
•	our ability to sell excess inventory
•	our ability to renew leased retail facilities

The forward-looking statements contained in this Form 10-Q reflect our views and assumptions only as of the date of this Form 10-Q.  We undertake no obligation to update or revise any forward-looking statements after the date on which the statement is made.

As used in this Form 10-Q and unless otherwise indicated, the terms “we”, “us” and “our” refer to Respect Your Universe, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Overview

We are a vertically integrated, active lifestyle apparel brand focused on the needs of individuals and athletes alike. Our men's and women's performance and active wear lines are specially designed for people who love to move, feel comfortable and look great. Crafted from organic and/or recycled materials, our products are also designed to help nurture the environment.

We were incorporated in the State of Nevada in November 2008.  Our corporate headquarters and operations are located in Portland, Oregon, a major hub in our industry.  We have retained a senior leadership team with extensive experience in the retail and apparel industry.  All products are designed, developed and tested at our corporate headquarters, and production takes place in top-grade factories in our industry.

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

In the fourth quarter of 2012, our management determined that we were no longer a development stage enterprise based on the following three circumstances:

(i)	principal operations were underway,
(ii)	we were producing and marketing a full line of men’s and women’s apparel, and
(iii)	we were generating revenues through all three of our sales channels.

Product Lines

Our products include performance and lifestyle apparel and accessories that are environmentally friendly and meet the demands of an active lifestyle.  Our men’s and women’s apparel lines are comprised of up to 90 percent organic and recycled materials, utilizing top-grade yarn and fabric suppliers throughout the world.  We currently market two commercial product lines targeted for the Spring/Summer (“Spring”) and Fall/Holiday (“Fall”) seasons.

In February 2012, we launched a limited Spring 2012 men’s line.  Our Fall 2012 season included an expanded men’s line and the roll out of our women’s line of apparel and accessories.  Delivery of our Fall lines continued into the fourth quarter of 2012 along with the introduction of a limited line of winter outerwear.

We released a limited Spring 2013 line in March 2013 that included approximately 18 new men’s and women’s styles.  Approximately 10 additional styles were designed for the Fall 2013 season and are currently in production at our factories.  We have received the majority of these styles at our warehouse as of July 2013, and expect to receive the remainder in August 2013.

Our Spring 2014 line has been designed and is currently in development.  It will include approximately 20 new men’s and 20 new women’s styles as well as additional accessories and a limited number of carryover styles.  We anticipate production will begin in October 2013 and arrival at our warehouse expected for December 2013.  Our Fall 2014 line is currently in design.

Results of Operations

Revenue

Revenues during the three months ended June 30, 2013 and 2012 were $295,912 and $107,522, respectively.  Revenues during the six months ended June 30, 2013 and 2012 were $683,604 and $171,648, respectively.  The increase is primarily due to generating $111,546 and $252,559 of revenue through our retail sales channel during the three and six months ended June 30, 2013, which began its operations in the fourth quarter of 2012.  Additionally, we generated approximately $125,000 and $230,000 in revenue associated with the sale of closeout product during the three and six months ended June 30, 2013. We did not closeout any product during the three and six months ended June 30, 2012.  The increase in revenue described above is directly attributed to an increase in sales volume during the six months ended June 30, 2013.

Cost of Goods Sold

Cost of goods sold during the three months ended June 30, 2013 and 2012 were $190,000 and $61,796.  Cost of goods sold during the six months ended June 30, 2013 and 2012 were $465,370 and $97,708. The increase in cost of goods sold for the six months ended June 30, 2013 is primarily comprised of approximately $138,000 related to the increase in sales and $230,000(1) related to closeout sales described above.

(1)
During the fourth quarter of 2012, under new leadership, we identified specific inventories to sell through our wholesale channel at closeout prices.  Several factors led to this decision.  First, we acquired the services of a third party consultant in September to assist us with expanding our wholesale channel and with strategically evaluating the salability of our current brand and product lines.  Second, with the opening of our first retail store in late October, we completed the introduction of our brand and product line to the market through all three of our sales channels.   Lastly, we initiated a rebranding strategy in December that no longer aligned with certain attributes of our current product lines.  Based on the collective input received during the quarter, we concluded that it was necessary to closeout a significant portion of our inventory.  As of December 31, 2012, we assessed the market value of a significant portion of its inventory on hand and determined that the market value was significantly less than its cost. As such, we recorded a lower of cost-or-market (“LCM”) adjustment of $1,401,220 in December 2012, as discussed in Note 6 to the financial statements. The $230,000 closeout sale and related cost of goods sold described above represents closeout inventory sold at market-value during the three and six months ended June 30, 2013.

Gross Profit

Gross profit during the three months ended June 30, 2013 and 2012 was $105,912 and $45,726, respectively.  Gross profit during the six months ended June 30, 2013 and 2012 was $218,234 and $73,940, respectively.

The table below presents our actual results by operating segment, as they relate to our revenue, cost of goods sold, gross (loss) profit and gross margin.  The closeout sale described above is included within Wholesale, as we closed out the related goods through our wholesale channel.  Factory surcharges and excess inventory write-offs are included in Other.

Three months ended June 30, 2013

	Segment
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$143,317	$111,546	$41,049	$0	$295,912
Cost of goods sold	(139,605)	(32,482)	(19,611)	1,698	(190,000)
Gross (loss) profit	$3,712	$79,064	$21,438	$1,698	$105,912
Gross margin	3%	71%	52%		36%

Six months ended June 30, 2013

	Segment
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$312,813	$252,559	$118,232	$0	$683,604
Cost of goods sold	(286,311)	(87,286)	(68,822)	(22,951)	(465,370)
Gross (loss) profit	$26,502	$165,273	$49,410	$(22,951)	$218,234
Gross margin	8%	65%	42%		32%

Three months ended June 30, 2012

	Segment
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$52,050	$0	$55,438	$34	$107,522
Cost of goods sold	(32,514)	(0)	(22,298)	(6,984)	(61,796)
Gross (loss) profit	$19,536	$0	$33,140	$(6,950)	$45,726
Gross margin	38%		60%		43%

Six months ended June 30, 2012

	Segment
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$87,083	$0	$84,531	$34	$171,648
Cost of goods sold	(58,108)	(0)	(32,394)	(7,206)	(97,708)
Gross (loss) profit	$28,975	$0	$52,137	$(7,172)	$73,940
Gross margin	33%		62%		43%

Selling and Marketing Costs

We incurred $305,987 and $749,151 in selling and marketing expenses during the three months ended June 30, 2013 and 2012, respectively.  Selling and marketing expenses were $715,923 and $1,383,774 in the six months ended June 30, 2013 and 2012, respectively. Expenses during these periods were incurred to generate sales and create awareness and demand for our products through sports marketing agreements, product seeding, digital marketing and social media.  The decrease is primarily related to one marketing contract, which ended in December 2012. This contract accounted for $286,753 and $581,392 in marketing expense during the three and six months ended June 30, 2012 respectively.

Of the total selling and marketing expense discussed above, selling expense was $59,729 and $167,461 for the three and six months ended June 30, 2013 and $244,893 and $381,004 for the three and six months ended June 30, 2012, respectively. Of the total selling and marketing expense for the three and six months ended June 30, 2013, $29,964 was share-based (non-cash) expense. Of the total amount expensed for the three and six months ended June 30, 2012, $247,879 and $491,328 was share-based (non-cash) expense primarily related to stock-for-services marketing arrangements.

Product Creation Costs

During the three and six months ended June 30, 2013, we incurred product creation expenses of $101,663 and $238,706, compared to $317,061 and $632,461 during the three and six months ended June 30, 2012, respectively. Of the total amounts expensed, $0 and $475,821 were paid to Exit 21 Global Solutions, LLC (“Exit 21”), an entity controlled by our former Chief Executive Officer and current Chief Operating Officer, during the six months ended June 30, 2013 and 2012 respectively. The decrease is due to our contract with Exit 21 ending in June 2012. Product creation expenses incurred during the three and six months ended June 30, 2013 consisted of formulating product concepts, construction of prototypes related to our proposed new product lines.

General and Administrative Costs

General and administrative expenses for the three and six months ended June 30, 2013 were $840,730 and $1,759,029, compared to $1,415,311 and $2,445,164 for the three and six months ended June 30, 2012, respectively.

Three months ended June 30, 2013 and 2012

The $574,581 decrease between the three months ended June 30, 2013 and 2012 is primarily due to a $553,925 decrease in investor relations expense. For the three months ended June 30, 2012, investor relations expense consisted of $618,286 of which $590,250 was non-cash stock-based compensation expense. The significant expense in 2012 was due to multiple stock and option-for–service contracts with third party consultants.  For the three months ended June 30, 2013, investor relations expense was $64,360, of which $32,600 was non-cash stock-based compensation expense.

Six months ended June 30, 2013 and 2012

The $686,135 decrease between the six months ended June 30, 2013 and 2012 is primarily due to a $822,554 decrease in investor relations expense. This decrease was partially offset by a $140,247 increase in professional fees from the six months ended June 30, 2013 to 2013. For the six months ended June 30, 2012, investor relations expense consisted of $965,618 of which $887,682 was non-cash stock-based compensation expense. The significant expense in 2012 was due to multiple stock and option-for–service contracts with third party consultants.  For the six months ended June 30, 2013, investor relations expense was $143,064, of which $83,907 was non-cash stock-based compensation expense.

Net Loss

As a result of the above, our net loss for the three and six months ended June 30, 2013 was $1,142,468 and $2,495,424, as compared to a net loss of $2,435,797 and $4,387,459 for the three and six months ended June 30, 2012, respectively.

Financial Condition

As of June 30, 2013, we had current assets of $2,977,880, current liabilities of $745,952 and working capital of $2,231,928 compared to current assets of $1,896,595, current liabilities of $617,050 and working capital of $1,279,545 at December 31, 2012.

On August 10, 2012, our shares began trading on the TSX Venture Stock Exchange under the ticker symbol RYU and we continue to be listed on the OTCQB under the ticker symbol RYUN.  During the three and six months ended June 30, 2013, we raised $3,153,638, net of direct offering costs.

Operating Activities

During the six months ended June 30, 2013, we used cash in the amount of $2,133,139 in operating activities.  The principal adjustments to reconcile the net loss of $2,495,424 to net cash used in operating activities were share-based compensation of $192,899, partially offset by an increase in due from factor, net of $58,255, and an increase in accounts payable and accrued liabilities of $134,522. Depreciation and amortization during the six months ended June 30, 2013 totaled $116,713.

By comparison, during the six months ended June 30, 2012, we used cash in the amount of $3,562,480 in operating activities. The major components of operating activities include a net loss of $4,387,459, offset by share-based compensation of $1,503,801, an increase in inventory of $1,908,615, an increase in deposits for inventory purchased of $237,573, a decrease in prepaid expenses of $290,491, an increase in other current assets of $228,740 and an increase in accounts payable and accrued liabilities of $1,381,400. Depreciation and amortization during the six months ended June 30, 2012 totaled $18,081.

Investing Activities

Net cash used in investing activities was $15,230 during the six months ended June 30, 2013.  Investing activities during the period included $7,789 for property and equipment, and $7,441 for intangible assets, which included the development of patents and trademarks.

By contrast, we used cash in the amount of $142,468 in investing activities during the six months ended June 30, 2012.  Investing activities during that period included $16,684 for property and equipment purchases and $109,414 for the acquisition of intangible assets including the development of its patents and trademarks, website development costs and the acquisition of our new domain name. We also paid $16,370 as a security deposit for the retail location in Las Vegas, NV.

Financing Activities

During the six months ended June 30, 2013, we paid $5,600 towards capital lease obligations and received gross proceeds from the sale of common stock and warrants of $3,077,500, of which $118,862 was paid in offering costs for net cash provided by financing activities of $3,148,038.

During the six months ended June 30, 2012, we repaid $25,000 to related parties, paid $5,167 towards capital lease obligations and received net proceeds from the sale of common stock and warrants of $1,493,100 for net cash provided by financing activities of $1,462,933.

Liquidity and Management’s Plan

The Company commenced operations as a development stage enterprise in 2009 and has incurred losses from inception.  As shown in the accompanying consolidated financial statements, we incurred a net loss of $2,495,424 and had net cash used in operating activities of $2,133,139 during the six months ended June 30, 2013.   As of June 30, 2013, our cash balance is $1,294,880.  Management believes that we will need to raise additional equity capital during the remainder of 2013 in order to fund current operations and planned development.  Our capital requirements raise substantial doubt as to our ability to continue as a going concern.

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

Sales generated in 2012 fell significantly below expectations due to the following two factors:

(i)	our initial positioning as a premium performance apparel brand within the niche sport of Mixed Martial Arts (MMA), and

(ii)	lower than expected sales generated from (1) our association with a major MMA promoter and (2) an undeveloped wholesale channel.

Consequently, we carried significant excess inventory as of December 31, 2012.  As described in Note 6 to the financial statements, after assessing the market value of our inventory on hand at year-end, management determined that a significant write-down was appropriate.

In light of the shortfall described above, we are taking the following steps to improve sales:

(i)	repositioning of our brand to reach larger consumer markets,

(ii)	developing a retail pop-up location strategy, which will allow us to gain marketplace insight and product feedback in various regions and demographics,

(iii)	implementing a retail store expansion strategy that we believe will allow us to control our brand and generate sales in various regions throughout the United States and the global marketplace, and

(iv)	continued focus on e-commerce and wholesale channels, based on repositioned brand.

While we continue to believe that our wholesale channel will play a significant role in our long-term growth plans, we anticipate that the emphasis on the expansion of our retail channel in the near term will provide greater opportunity to create brand awareness and grow our sales.

Management plans to raise additional capital to expand its operations. During the first and second quarter of 2013, Management raised $3,153,638 through the issuance of equity securities as discussed in Note 13 to the financial statements.  While management plans to increase revenues and raise capital through the issuances of its equity securities, there can be no assurance that sufficient revenue or financing will occur to meet our cash needs for the next 12 months.

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

Our significant accounting policies are summarized in Note 4 to the financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would affect our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventory

Inventory is valued on a lower of cost or market basis based upon the weighted average method of inventory costing.  Market value is estimated based upon assumptions made about future demand and retail market conditions.  If we determine that the estimated market value of its inventory is less than the carrying value of such inventory, we record a charge to cost of goods sold to reflect the lower of cost or market.

Impairment of Long Lived Assets

We periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property, equipment and intangible assets or whether the remaining balance of property, equipment and intangible assets should be evaluated for possible impairment.

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Revenue is recorded net of discounts and an allowance for estimated returns. The allowance for estimated returns related to web sales and retail sales is currently 3% of sales based on the Company’s historical experience with its direct-to-consumer sales. The allowance for estimated returns related to wholesale sales is currently 4% based on our historical wholesale customer returns. The allowance is reflected as an accrued liability on the balance sheet.

Share-Based Payments

We estimate the cost of share-based payments to employees based on the award’s fair value on the grant date and recognizes the associated expense ratably over the requisite period.  The estimated cost is derived using the Black-Scholes option-pricing model, which includes assumptions that are highly subjective.  We may adjust these assumptions periodically to reflect changes in market conditions and historical experience.  Consequently, expenses reported for share-based payments to employees in the future may differ significantly from those reported in the current period.

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

We measure the fair value of share-based payments to non-employees at the measurement date, which occurs at the earlier of the date performance commitment is reached or performance is completed.  Recognition of share-based payments occurs as services are received.  We treat fully vested, non-forfeitable shares issued to non-employees in the same manner as if it had paid for the services received with cash.  Unvested, forfeitable shares are accounted for as unissued until the point vesting occurs.

Regarding warrants issued in connection with stock offerings and those issued to non-employees as consideration for services, our warrant contracts are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. All such warrant agreements contain fixed strike prices and number of shares that may be issued at the fixed strike price, and do not contain exercise contingencies that adjust the strike price or number of shares issuable upon settlement of the warrants. All such warrant agreements are exercisable at the option of the holder and settled in shares of our company. All such warrant agreements are initially measured at fair value on the grant date and accounted for as part of permanent equity.

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

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on this evaluation, management concluded that, as of June 30, 2013, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

Item 1A	Risk Factors

Risks Related to our Company

If we do not obtain additional financing our business may fail.

As of June 30, 2013, we had cash and cash equivalents in the approximate amount of $1,294,880 and a net loss of $2,495,424 for the six months ended June 30, 2013.  As such, we may require additional financing to sustain our business operations. We currently do not have any arrangements for such financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including our ability to initially attract investments prior to substantial revenue generation, and thereafter our ability to grow our brand. We can provide investors with no assurance that we will ever achieve profitable operations, and thus we face a high risk of business failure. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
·
•	our ability to market and sell our product to the levels anticipated;
•	our ability to generate profits from the sale of those products; and
•	our ability to create a successful brand.

We have a history of operating losses and negative cash flow that may continue into the foreseeable future. If we fail to execute our strategy to achieve and maintain profitability in the future, investors could lose confidence in the value of our common shares, which could cause our stock price to decline and adversely affect our ability to raise additional capital.

Because of the unique difficulties and uncertainties inherent in the apparel business, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by apparel companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the design, manufacture and sale of the products that we plan to offer, as well as the highly competitive landscape of the apparel industry. These potential problems include, but are not limited to, unanticipated problems relating to manufacturing and sales, lack of branding and marketing traction with consumers, and additional costs and expenses that may exceed current estimates.

Our success depends on our ability to maintain the value and reputation of our brand.

Our success depends on the value and reputation of our brand. Our brand is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality guest experience. We rely on social media, as one of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Negative publicity regarding the production methods of any of our suppliers or manufacturers could adversely affect our reputation and sales and force us to locate alternative suppliers or manufacturing sources.

An economic downturn or economic uncertainty in our key markets may adversely affect consumer discretionary spending and demand for our products.

Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, particularly those in North America and other factors such as consumer confidence in future economic conditions, fears of recession, the availability of consumer credit, levels of unemployment, tax rates and the cost of consumer credit. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. The current volatility in the United States economy in particular has resulted in an overall slowing in growth in the retail sector because of decreased consumer spending, which may remain depressed for the foreseeable future. These unfavorable economic conditions may lead consumers to delay or reduce purchase of our products. Consumer demand for our products may not reach our sales targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly in North America. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.

Our sales and profitability may decline as a result of increasing product costs and decreasing selling prices.

Our business is subject to significant pressure on pricing and costs caused by many factors, including intense competition, constrained sourcing capacity and related inflationary pressure, pressure from consumers to reduce the prices we charge for our products and changes in consumer demand. These factors may cause us to experience increased costs, reduce our sales prices to consumers or experience reduced sales in response to increased prices, any of which could cause our operating margin to decline if we are unable to offset these factors with reductions in operating costs and could have a material adverse effect on our financial conditions, operating results and cash flows.

If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative and updated products, we may not be able to achieve profitability.

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new products or novel technologies in a timely manner or our new products or technologies are not accepted by our customers, our competitors may introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in apparel innovation. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of apparel or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. Our failure to effectively introduce new products that are accepted by consumers could result in a decrease in net revenue and excess inventory levels, which could have a material adverse effect on our financial condition.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in customer demand for our products or for products of our competitors, our failure to accurately forecast customer acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, and weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast customer demand we may experience excess inventory levels or a shortage of products available for sale in our stores or for delivery to customers.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength and exclusivity of our brand. Conversely, if we underestimate customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships.

The fluctuating cost of raw materials could increase our cost of goods sold and cause our results of operations and financial condition to suffer.

Our costs for raw materials are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. Increases in the cost of raw materials or the prices we pay for our cotton yarn and cotton-based textiles, could have a material adverse effect on our cost of goods sold, results of operations, financial condition and cash flows.

We rely on third-party suppliers to provide fabrics for and to produce our products, and we have limited control over them and may not be able to obtain quality products on a timely basis or in sufficient quantity.

We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. We have no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.
We have occasionally received, and may in the future continue to receive; shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. We have also received, and may in the future continue to receive, products that meet our technical specifications but that are nonetheless unacceptable to us. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if defects in the manufacture of our products are not discovered until after such products are purchased by our customers, our customers could lose confidence in the technical attributes of our products and our results of operations could suffer and our business could be harmed.

We may in the future experience a significant disruption in the supply of fabrics or raw materials from current sources and we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer, we may be unable to locate additional supplies of fabrics or raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and our results in lower net revenue and income from operations both in the short and long term.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a decrease in our net revenue.

The market for apparel is highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share or a failure to grow our market share, any of which could substantially harm our business and results of operations. We compete directly against wholesalers and direct retailers of athletic apparel, including large, diversified apparel companies with substantial market share and established companies expanding their production and marketing of technical athletic apparel, as well as against retailers specifically focused on athletic apparel. We also face competition from wholesalers and direct retailers of traditional commodity athletic apparel, such as cotton T-shirts and sweatshirts. Many of our competitors are large apparel and sporting goods companies with strong worldwide brand recognition, such as Nike, Inc., Lululemon Athletica Inc., adidas AG, which includes the adidas and Reebok brands, and The Gap, Inc, which includes the Athleta brand. Because of the fragmented nature of the industry, we also compete with other apparel sellers. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, store development, marketing, distribution and other resources than we do. In addition, our athletic apparel is sold at a price premium to traditional athletic apparel.

Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. Many of our competitors promote their brands through traditional forms of advertising, such as print media and television commercials, and through celebrity endorsements, and have substantial resources to devote to such efforts. Our competitors may also create and maintain brand awareness using traditional forms of advertising more quickly than we can. Our competitors may also be able to increase sales in their new and existing markets faster than we do by emphasizing different distribution channels than we do, such as catalog sales or an extensive franchise network, as opposed to distribution through retail stores, wholesale or internet, and many of our competitors have substantial resources to devote toward increasing sales in such ways.

In addition, because we own no patents or exclusive intellectual property rights in the technology, fabrics or processes underlying our products, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrication techniques and styling similar to our products.

Our fabrics and manufacturing technology are not patented and can be imitated by our competitors.

The intellectual property rights in the technology, fabrics and processes used to manufacture our products are owned or controlled by our suppliers and are generally not unique to us. Our ability to obtain intellectual property protection for our products is therefore limited and we currently own no patents or exclusive intellectual property rights in the technology, fabrics or processes underlying our products. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrics and styling similar to our products. Because many of our competitors have significantly greater financial, distribution, marketing and other resources than we do, they may be able to manufacture and sell products based on our fabrics and manufacturing technology at lower prices than we can. If our competitors do sell similar products to ours at lower prices, our net revenue and profitability could suffer.

Our failure or inability to protect our intellectual property rights could diminish the value of our brand and weaken our competitive position.

We currently rely on a combination of copyright, trademark, trade dress and unfair competition laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our intellectual property rights. We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of such rights by others, including imitation of our products and misappropriation of our brand. In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States or Canada, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished and our competitive position may suffer.

We may not be able to successfully open new store locations in a timely manner, if at all, which could harm our results of operations.

Our growth will depend on our ability to successfully open and operate new stores. Sales at these stores are derived, in part, from the volume of foot traffic in these locations. Our ability to successfully open and operate new stores depends on many factors, including, among others, our ability to:

•	identify suitable store locations, the availability of which is outside of our control;
•	negotiate acceptable lease terms, including desired tenant improvement allowances;
•	hire, train and retain store personnel and field management;
•	immerse new store personnel and field management into our corporate culture;
•	source sufficient inventory levels; and
•	successfully integrate new stores into our existing operations and information technology systems.

Successful new store openings may also be affected by our ability to initiate our marketing efforts in advance of opening our first store in a new market. We typically rely on our marketing efforts to build awareness of our brand and demand for our products. There can be no assurance that we will be able to successfully implement our marketing efforts in a particular market in a timely manner, if at all. Additionally, we may be unsuccessful in identifying new markets where our athletic apparel and other products and brand image will be accepted or the performance of our stores will be considered successful.

Our ability to source our merchandise profitably or at all could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. We have expanded our relationships with suppliers outside of China, which among other things has resulted in increased costs and shipping times for some products. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations

Our executive officers are critical to our success, and the loss of these officers and key personnel could harm our business.

Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel. While we have employment agreements with our executive officers, each of these may, however, be terminated at will by either party. No key man life insurance has been purchased on any of our executive officers. Our performance also depends on our ability to retain and motivate our officers. The loss of the services of any of our officers could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The failure to attract and retain our officers or the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks Relating to our Common Shares

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit our shareholders’ ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common shares.

The Financial Industry Regulatory Authority sales practice requirements may also limit our shareholders’ ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, or “FINRA”, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for common shares.

The exercise of outstanding options and warrants may have a dilutive effect on the price of our common shares.

To the extent that outstanding stock options and warrants are exercised, dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

We do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common shares.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common shares will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that our company will ever have sufficient earnings to declare and pay dividends to the holders of our common shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors. If we do not pay dividends, our common shares may be less valuable because a return on your investment will only occur if its stock price appreciates.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three-month period ended June 30, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Respect Your Universe, Inc.

Date: August 13, 2013	/s/ Craig Brod Ph.D.
Craig Brod Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2013	/s/ James Nowodworksi
Chief Financial Officer (Principal Financial and Accounting Officer)