Form 10-Q
period 2013-09-30
RESPECT YOUR UNIVERSE, INC.
filed 2013-11-14
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
☐ Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  62,926,670 shares of common stock as of November 12 , 2013

RESPECT YOUR UNIVERSE, INC.
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2013

PART I

Item 1	Financial Statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	September 30, 2013	December 31, 2012

ASSETS

Current assets
Cash	$213,455	$295,211
Due from factor, net	92,756	37,786
Accounts receivable, net	12,073	8,674
Inventory, net	1,409,381	1,411,074
Inventory deposits	62,791	56,878
Prepaid expenses	63,852	80,561
Other current assets	21,909	6,411
Total current assets	1,876,217	1,896,595

Property and equipment, net	210,600	183,276

Other assets
Intangible assets, net	185,140	259,638
Deposits	-	16,370
Total other assets	185,140	276,008

Total assets	$2,271,957	$2,355,879

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$548,534	$600,098
Accounts payable - related party	-	6,354
Current portion of capital lease	11,381	10,598
Total current liabilities	559,915	617,050

Other liabilities
Capital lease	84,369	92,925

Stockholders’ equity
Common stock, $0.001 par value, 500,000,000
shares authorized; 58,512,128 and 48,040,878
shares issued and outstanding, respectively	58,512	48,041
Additional paid in capital	23,112,341	19,518,318
Accumulated deficit	(21,543,180)	(17,920,455)
Total stockholders’ equity	1,627,673	1,645,904

Total liabilities and stockholders' equity	$2,271,957	$2,355,879

See accompanying notes to financial statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenue	$216,895	$243,541	$900,499	$415,189

Cost of goods sold	150,480	156,032	615,850	253,740

Gross profit	66,415	87,509	284,649	161,449

Operating expenses
Selling and marketing	288,941	628,066	1,004,864	2,010,664
Product creation	177,559	123,104	416,265	279,743
Product creation - related party	-	37,582	-	513,404
General and administrative	727,216	1,236,381	2,486,245	3,681,545
Total operating expenses	1,193,716	2,025,133	3,907,374	6,485,356

Net loss	$(1,127,301)	$(1,937,624)	$(3,622,725)	$(6,323,907)

Net loss per common share -
basic and diluted	$(0.02)	$(0.05)	$(0.07)	$(0.15)

Weighted average number of common
shares outstanding during the period -
basic and diluted	58,462,196	41,764,696	53,859,069	41,080,458

See accompanying notes to financial statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
UNAUDITED

					Total
	Common Stock, $0.001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity

Balance, January 1, 2013	48,040,878	$48,041	$19,518,318	$(17,920,455)	$1,645,904

Issuance of common stock and warrants for cash
($0.25-$0.50/share), net of offering costs of $118,890	10,190,000	10,190	3,143,420	-	3,153,610

Share-based compensation - stock ($0.28-$0.52/share)	281,250	281	105,656	-	105,937

Share based compensation - options	-	-	314,927	-	314,927

Share based compensation - warrants	-	-	30,020	-	30,020

Net loss - period ended September 30, 2013	-	-	-	(3,622,725)	(3,622,725)

Balance, September 30, 2013	58,512,128	58,512	23,112,341	(21,543,180)	1,627,673

See accompanying notes to financial statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended
	September 30, 2013	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,622,725)	$(6,323,907)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	155,790	29,496
Non-cash payments on capital lease obligations	-	(438)
Share-based compensation expense - stock	105,938	1,079,104
Share-based compensation expense - options	314,927	530,774
Share-based compensation expense - warrants	30,020	281,750
Loss on disposal of fixed assets	49,089	-
Changes in operating assets and liabilities
Due from factor, net	(54,970)	(19,837)
Accounts receivable, net	(3,399)	-
Inventory	1,693	(2,880,460)
Inventory deposits	(5,913)	160,203
Prepaid expenses	16,709	374,666
Other current assets	872	(73,969)
Accounts payable and accrued liabilities	(51,564)	162,210
Accounts payable - related party	(6,354)	(59,856)
Net cash used in operating activities	(3,069,887)	(6,740,264)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(143,374)	(115,452)
Acquisition of intangible assets	(13,893)	(128,299)
Deposits	-	(16,370)
Net cash used in investing activities	(157,267)	(260,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	-	200,005
Repayments to credit facility	-	(200,005)
Proceeds from note payable	195,000	-
Repayment of loans payable - related party	-	(25,000)
Payments on capital lease obligations	(8,212)	(7,683)
Proceeds from issuance of common stock and warrants	3,077,500	6,441,300
Offering costs	(118,890)	(472,725)
Net cash provided by financing activities	3,145,398	5,935,892

Net decrease in cash	(81,756)	(1,064,493)

Cash - beginning of period	295,211	2,698,719

Cash - end of period	$213,455	$1,634,226

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$2,029
Taxes	$1,500	$-

Supplemental Disclosure of Non-Cash Financing Activity
Stock issued as repayment of note payable	$195,000	$-
Prepaid expenses	$-	$173,469
Warrants issued for capital lease	$-	$11,650
Capital lease obligations incurred to acquire intangible assets	$-	$114,491
Deposit classification from long-term to short-term	$16,370	$-

See accompanying notes to financial statements

RESPECT YOUR UNIVERSE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three and nine months ended September 30, 2013 are not necessarily indicative of results for the full fiscal year.

Note 3   Liquidity and Management’s Plan

The Company commenced operations as a development stage enterprise in 2009 and has incurred losses from inception.  As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $1,127,301 and $3,622,725 for the three and nine months ended September 30, 2013, respectively.  Additionally, the Company had net cash used in operating activities of $3,069,887 for the nine months ended September 30, 2013.  As of September 30, 2013, the Company’s cash balance was $213,455. Accordingly, the Company will need to raise sufficient capital during the remainder of 2013 in order to support current operations and planned development.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

In 2012, the Company emerged from a development stage company by launching its men’s apparel line in January and its women’s apparel line in July, and by opening its first retail store in Las Vegas, Nevada in October.  Management is seeking additional capital to expand its operations through its retail channel.  The Company has raised $3,153,610, net of offering costs during the nine months ended September 30, 2013. This was accomplished through the issuances of its equity securities as discussed in Note 13.  While management plans to increase revenues through its retail channel and finance the Company through the issuances of additional equity securities, there can be no assurance that sufficient revenue or financing will occur to meet the Company’s cash needs for the next 12 months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the event the Company ceases operations, certain assets such as inventory, intangibles and other assets may not be recoverable at their recorded values. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company be unable to continue as a going concern.

Note 4   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at September 30, 2013 and December 31, 2012.

Inventory

Inventory primarily consists of finished goods. The cost of finished goods inventory includes all costs incurred to bring inventory to its existing condition and location including product costs, inbound freight and duty.

Inventory is valued on a lower of cost-or-market (“LCM”) basis based upon the weighted average method of inventory costing.  Market value is estimated based upon assumptions made about future demand and retail market conditions.  If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or market in the period in which the determination is made.  The financial statements reflect such adjustments.

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

Impairment of Long Lived Assets

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property, equipment and intangible assets or whether the remaining balance of property, equipment and intangible assets should be evaluated for possible impairment.  On July 1, 2013, the Company received notice to vacate its retail store at the Shoppes at the Palazzo in Las Vegas, Nevada as discussed in Note 15. In July 2013, it was determined that the leasehold improvements associated with this specific location were impaired. As such, the Company recorded an impairment loss of $42,921. At September 30, 2013 and December 31, 2012, the Company determined that its remaining long-lived assets were not impaired.

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

Shipping and Handling Costs

Costs associated with the Company’s third-party shipping (i), warehousing and handling (ii) activities are included within the income statement as follows:

(i)
Shipping costs associated with marketing related promotions and transfers of inventory from the Company’s distribution centers to its retail location are included as a component of selling and marketing expense.  These shipping costs were $1,350 and $12,144 in the three and nine months ended September 30, 2013.  Shipping costs for the three and nine months ended September 30, 2012 were $277 and $7,235, respectively.  Shipping costs billed to customers are recorded as revenue and the related out-bound shipping costs incurred by the Company are recorded as cost of goods sold.

(ii)
Warehousing and handling costs are included in general and administrative expense. Warehousing and handling cost for the three and nine months ended September 30, 2013 were $27,505 and $201,060, respectively. Warehousing and handling costs for the three and nine months ended September 30, 2012 were $65,302 and $118,602, respectively.

Selling and Marketing Costs

Selling and marketing costs are expensed as incurred.

Advertising costs include expenses associated with sales and product catalogues, sponsorships of events and other consumer publication related activities.  Advertising expenses for the three and nine months ended September 30, 2013 were $52,621 and $157,083, respectively, as compared to $349,504 and $1,196,016 for the three and nine months ended September 30, 2012.

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

Of the total amount expensed, and as reflected on the statement of operations, a distinction has been made for related party classification for amounts incurred with an entity that was controlled by the Company’s former Chief Executive Officer and current Chief Operating Officer.

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

The Company had the following potential common stock equivalents at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Stock options, exercise price $0.21 - $2.26	4,826,108	3,808,670
Common stock warrants, conversion price $0.50 - $1.80	9,001,625	6,924,276
Unvested, forfeitable restricted stock grants	-	281,250
Total common stock equivalents	13,827,733	11,014,196

Since the Company incurred a net loss during the three and nine months ended September 30, 2013 and 2012, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  Therefore, a separate computation of diluted earnings (loss) per share is not presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Some of the more significant estimates relate to revenue recognition, sales returns and claims from customers, slow-moving and closeout inventories, long-lived asset impairment, income taxes and stock-based compensation.

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

The Company's financial instruments consisted primarily of cash, accounts payable and accrued liabilities and due from factor. The carrying amounts of the Company's financial instruments generally approximated their fair values as of September 30, 2013 and December 31, 2012, respectively, due to the short-term nature of such items.

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

Note 6   Inventories

Inventories, net, consist of finished goods inventory of $1,409,381 and $1,411,074 as of September 30, 2013 and December 31, 2012, respectively.

Adjustment for Lower of Cost-or-Market

As of December 31, 2012, the Company assessed the market value of its inventory on hand.  The Company determined that the market value of certain product was less than its cost. See also Note 4 – Significant Accounting Policies - Inventory.  As such, the Company recognized an LCM adjustment to inventory of $1,401,220 in December 2012.  The Company did not record an adjustment to inventory in the three or nine months ended September 30, 2013.

Note 7   Prepaid Expenses

Prepaid expenses as of September 30, 2013 and December 31, 2012 were $63,852 and $80,561, respectively.   Prepaid expenses are amortized over the related service periods, which are less than or equal to one year.

Note 8   Property and Equipment

Property and equipment consist of the following as of September 30, 2013 and December 31, 2012:

	2013	2012

Leasehold improvements	$100,827	$141,355
Computers and office equipment	36,750	22,840
Furniture and fixtures	12,692	12,692
Software	41,004	36,084
Tradeshow and event equipment	7,229	7,229
	198,502	220,200
Accumulated depreciation	(102,902)	(36,924)
Construction in progress	115,000	-
Property and equipment, net	$210,600	$183,276

Depreciation expense for the three and nine months ended September 30, 2013 was $15,992 and $67,398 as compared to $5,146 and $14,955 in the three and nine months ended September 30, 2012, respectively.

Note 9   Intangible Assets

Intangible assets consist of the following as of September 30, 2013 and December 31, 2012:

	2013	2012

Patent and trademarks, net	$58,302	$107,926
Website development, net	3,303	28,177
Domain name	123,535	123,535
Intangible assets, net	$185,140	$259,638

Patents and Trademarks

The Company capitalizes legal fees and filing costs associated with the development of its patents and trademarks.  Patents and trademarks are amortized over an estimated useful life using the straight-line method, however, patents and trademarks with indefinite useful lives are not amortized.  Amortization expense was $13,176 and $63,517 for the three and nine months ended September 30, 2013, as compared to no amortization expense for the three and nine months ended September 30, 2012, respectively.

Website Development

The Company capitalizes certain costs associated with the development of its website.  Other costs related to the planning and maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful life of 2 years using the straight-line method for financial statement purposes.

As of September 30, 2013 and December 31, 2012, the Company’s website development costs are as follows:

	2013	2012

Website development	$50,157	$50,157
Accumulated amortization	(46,854)	(21,980)
Website development, net	$3,303	$28,177

The Company’s current website was placed into service in February 2012.  Amortization expense was $9,909 and $24,874 for the three and nine months ended September 30, 2013 as compared to $6,270 and $15,710 for the three and nine months ended September 30, 2012, respectively.

Domain Name

In February 2012, the Company capitalized the costs associated with the acquisition of its domain name, ryu.com.  The estimated useful life of the website domain is indefinite and accordingly related capitalized costs are not amortized. See Note 12, Capital Lease. At September 30, 2013, the Company determined that its domain name was not impaired.

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

Note 11     Note Payable

In April 2013, the Company issued an unsecured promissory note with a third party holder. The amount of the note was $195,000 and incurred no interest.  In May 2013, the holder of this note directed the Company to issue stock in lieu of cash as full repayment of the note in connection with the Company’s June 2013 private placement. See Note 13.

Note 12     Capital Lease

On February 1, 2012, the Company entered into a capital lease agreement to lease the domain name ryu.com for 10 years.  See Note 15 for disclosure related to future lease payments. At the end of the lease term, title to the domain name will automatically transfer to the Company.  See Note 9, Intangible Assets - Domain Name.

Note 13    Stockholders’ Equity

Stock Issued for Cash

Nine months ended September 30, 2013

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

In March 2013, as a continuation of the January 2013 offering, the Company issued 900,000 shares of common stock for gross proceeds of $441,495 ($0.50/share), net of direct offering costs of $8,505.  The offering included a finder’s fee of 5% cash and 5% warrants on $50,000 of the gross proceeds. Details of the warrants issued are shown in the table below:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration

March 2013	2,500	Fully vested upon issuance	$0.50	2	Years

In June 2013, the Company issued a total of 7,290,000 shares of common stock as part of a private placement offering for $1,775,783 ($0.25/share), net of direct offering costs of $46,745.  In conjunction with this offering, one warrant for each share issued was granted. Details of the warrants issued are shown in the table below:

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

In addition to the issuance of warrants discussed above, the Company issued the following warrants to multiple holders during the nine months ended September 30, 2012:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration

Jan-12	100,000	Fully vested upon issuance	$1.20	5	Years
Jan-12	15,000	Fully vested upon issuance	$0.98	10	Years
Apr-12	100,000	Fully vested upon issuance	$1.20	5	Years
July-12	100,000	Fully vested upon issuance	$1.20	5	Years

Only the holders of these warrants have the right to exercise the warrants at the specified fixed strike price, according to the terms outlined above.

Stock Issued for Services

Nine months ended September 30, 2013

For the nine month period ending September 30, 2013, there was no stock issued for services.

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

The Company had the following stock option grants and forfeitures:

Nine months ended September 30, 2013

	Shares	Fair Market	Share Vesting Schedule					Expiration
Grant Date	Granted	Value	2011	2012	2013	2014	2015 and thereafter	(Years)

Jan-13	500,000	$227,101	-	-	375,000	125,000	-	10
Mar-13	1,550,000	465,607	-	-	762,500	387,500	400,000	10
Mar 2013 (1)	(63,500)	(15,420)	(13,500)	-	-	(12,500)	(37,500)	10
May-13	50,000	7,136	-	-	-	12,500	37,500	10
Jun-13	200,000	90,751	-	-	100,000	-	100,000	5
June 2013 (1)	(2,256,250)	(979,464)	-	-	(400,000)	(1,353,750)	(502,500)	5-10
Jul-13	1,250,000	230,303	-	-	600,000	350,000	300,000	10
Sep-13	930,000	191,675	-	-	130,000	317,500	482,500	10
Total	2,160,250	$217,689	(13,500)	-	1,567,500	(173,750)	780,000

(1)	Options forfeited upon termination of employment.

Nine months ended September 30, 2012

	Shares	Fair Market	Share Vesting Schedule					Expiration
Grant Date	Granted	Value	2011	2012	2013	2014	2015 and thereafter	(Years)

Jan 2012	770,000	$623,432	-	192,500	192,500	192,500	192,500	10
Mar 2012	4,000	2,880	-	4,000	-	-	-	10
Apr 2012	600,000	352,138	-	600,000	-	-	-	5
May 2012(1)	(200,000)	(85,495)	-	(125,000)	(25,000)	(25,000)	(25,000)	10
August 2012	635,000	422,282	-	100,000	133,750	133,750	267,500	10
August 2012(1)	(400,000)	(79,666)	(300,000)	-	(25,000)	(25,000)	(50,000)	10
Total	1,409,000	$1,235,571	(300,000)	771,500	276,250	276,250	385,000

(1)	Options forfeited upon termination of employment. During the nine months ended September 30, 2012, the Company reversed $18,254 relating to the unvested portion of the forfeited stock options.

The Black-Scholes assumptions used for the nine months ended September 30, 2013 and 2012 are as follows:

	September 30, 2013	September 30, 2012

Exercise price	$0.21 - $0.52	$0.90 - $1.00
Expected dividends	0%	0%
Expected volatility	100%	100-136%
Risk free interest rate	0.98% - 2.03%	0.33% - 3.22%
Expected term of option	1.9 – 8.8 years	2.5 – 10 years
Expected forfeitures	11 - 35%	0%

The following is a summary of the Company’s stock option activity:

Nine months ended September 30, 2013

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Balance - December 31, 2012	4,611,170	$1.22	8.34 years	$-
Granted	4,480,000	0.41	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	(2,319,750)	0.56	-	-
Outstanding - September 30, 2013	6,771,420	$0.88	8.42 years	$-
Exercisable - September 30, 2013	4,826,108	$0.84	7.61 years	$-

Nine months ended September 30, 2012

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Balance - December 31, 2011	3,242,170	$1.24	8.58 years	$558,000
Granted	2,009,000	0.94	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	(600,000)	1.67	-	-
Outstanding - September 30, 2012	4,651,170	$1.22	8.54 years	$90,000
Exercisable - September 30, 2012	3,796,170	$1.09	8.04 years	$86,250

	As of September 30, 2013	As of September 30, 2012

Grant date fair value of options	$5,063,406	$4,911,920
Weighted average grant date fair value	$0.75	$1.06

Outstanding options held by related parties	3,627,670	2,532,670
Exercisable options held by related parties	2,402,670	1,632,670
Fair value of stock options held by related parties	$3,384,656	$3,309,540

During the three and nine months ended September 30, 2013, the Company expensed $231,736 and $314,927 related to stock option grants, as compared to $38,225 and $530,744 for the three and nine months ended September 30, 2012, respectively.

Warrants

The Company granted the following warrants:

Nine months ended September 30, 2013

	Shares	Fair Market	Share Vesting Schedule			Expiration
Grant Date	Granted	Value	2011	2012	2013	(Years)

Jan 2013	100,000	$30,020	-	-	100,000	5
Jan 2013 (1)	100,000	-	-	-	100,000	2
Mar 2013	2,500	-	-	-	2,500	2
Jun 2013 (2)	7,290,000	-	-	-	7,290,000	3
Jun 2013 (3)	(5,415,151)	-	(5,415,151)	-	-	2
Total	2,077,349	$30,020	(5,415,151)	-	7,492,500

(1)	Warrants issued in connection with the January 2013 private placement discussed in Note 13, Stockholders’ Equity – Stock Issued for Cash.

(2)	Warrants issued in connection with the June 2013 private placement discussed in Note 13, Stockholders’ Equity - Stock Issued for Cash.

(3)	Unexercised warrants that expired in June 2013.

Nine months ended September 30, 2012

	Shares	Fair Market	Share Vesting Schedule		Expiration
Grant Date	Granted	Value	2012	2013	(Years)

Jan 2012 (4)	15,000	$11,650	15,000	-	10
Jan 2012	100,000	86,859	100,000	-	5
Feb 2012 (5)	750,000	-	750,000	-	2
Apr 2012	100,000	80,192	100,000	-	5
July 2012	100,000	68,300	100,000	-	5
August 2012(6)	294,125	-	294,125	-	2
Total	1,359,125	$247,001	1,359,125	-

(4)	Warrants issued in connection with the domain name discussed in Note 9, Intangible Assets – Domain Name.

(5)	Warrants issued in connection with the February 2012 private placement discussed in Note 13, Stockholders’ Equity - Stock Issued for Cash

(6)	Warrants issued in connection with the August 2012 initial public offering discussed in Note 13, Stockholders’ Equity - Stock Issued for Cash.

The Black-Scholes assumptions used for the nine months ended September 30, 2013 and 2012 are as follows:

	September 30, 2013	September 30, 2012

Exercise price	$1.20	$0.98 - 1.80
Expected dividends	0%	0%
Expected volatility	100%	111% - 145%
Risk free interest rate	0.89%	0.24 - 0.82%
Expected term of warrant	5 years	2 - 10 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s warrant activity:

Nine months ended September 30, 2013

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2012	6,924,276	$1.57	0.90 years	$-
Granted	7,492,500	0.51	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	(5,415,151)	1.80	-	-
Outstanding - September 30, 2013	9,001,625	$0.68	2.80 years	$-
Exercisable - September 30, 2013	9,001,625	$0.68	2.80 years	$-

Nine months ended September 30, 2012

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2011	5,465,151	$1.80	1.49 years	$-
Granted	1,359,125	1.59	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding - September 30, 2012	6,824,276	$1.75	1.10 years	$-
Exercisable - September 30, 2012	6,824,276	$1.75	1.10 years	$-

During the three and nine months ended September 30, 2013, the Company’s expense related to stock warrants issued for services was $0 and $30,020 as compared to $68,300 and $281,750 for the three and nine months ended September 30, 2012, respectively.

Note 14     Related Party Transactions

In January 2013, the Company granted 500,000 stock options for services to the Meriwether Group, a third-party consultant that is wholly owned by a former member of the Company’s Board of Directors. The options vest over a one-year period and will expire if unexercised, ten years from the date of grant. The fair value of these options on grant date was $227,101.  The Company used the Black-Scholes-pricing model to determine the fair value of the options.  For the three and nine months ended September 30, 2013, total expense related to this transaction was $0 and $56,775, as compared to $0 for the three and nine months ended September 30, 2012, respectively.  In June 2013, the Company terminated the consulting agreement, in accordance with provisions allowed for in the contract.

Throughout the year ended December 31, 2012 and the nine months ended September 30, 2013, the Company contracted with an investor relations consulting entity, which is 50% owned by a member of the Company’s Board of Directors. Throughout 2012, the Company issued 100,000 shares of stock and 400,000 stock warrants to this entity, with a fair value $379,981.  During the nine months ended September 30, 2013, the Company issued 100,000 stock warrants to this entity, with a fair value of $30,020. For the three and nine months ended September 30, 2013, total expense related to this transaction was $0 and $30,020 respectively, as compared to $68,300 and $281,750 in the three and nine months ended September 30, 2012.

Note 15     Commitments

Lease Obligations

The Company has obligations under operating leases for its corporate office facility and for its retail store in Las Vegas, Nevada.  The leases expire at various dates throughout 2014. Rent expense classified in General and Administrative expense associated with the Company’s operating leases was $51,675 and $153,139 for the three and nine months ended September 30, 2013. Of the total rent expense, $2,244 and $15,710 for the three and nine months ended September 30, 2013 is amortization of prepaid rent. Rent expense was $11,986 and $21,586 for the three and nine months ended September 30, 2012, respectively.

On July 1, 2013, the Company received notification of lease termination with regard to its retail location in Las Vegas, Nevada. On August 7, 2013, the Company signed a lease agreement to relocate its Las Vegas retail location to another space in the Shoppes at the Palazzo mall in Las Vegas, NV.

The Company also entered into a capital lease agreement to lease the domain name ryu.com through 2022, as discussed in Note 12 to the financial statements.  The future minimum lease payments required under the operating and capital leases as of September 30, 2013 are as follows:

	Operating Leases	Capital Lease	Total Lease Obligations

2013 (3 months remaining)	$50,100	$3,578	$53,678
2014	133,900	11,675	145,575
2015	-	11,503	11,503
2016	-	11,703	11,703
2017	-	11,007	11,007
Thereafter	-	47,141	47,141
Total minimum lease payments	$184,000	$96,607	$280,607

Inventory Purchase Obligations

As of September 30, 2013, the Company had commitments to purchase $1,007,438 of inventory related to the Company’s future product lines.

Note 16     Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition, operating results or cash flows.

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

The following table represents the Company’s activity by operating segment for the three months ended September 30, 2013:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$30,446	$127,322	$59,127	$0	$216,895
Cost of goods sold	(31,362)	(71,423)	(30,300)	(17,395)	(150,480)
Gross (loss) profit	(916)	55,899	28,827	(17,395)	66,415
Gross margin	(3%)	44%	49%		31%

Reconciliation of gross profit to net loss:
Operating expenses
Selling and marketing					$288,941
Product creation					177,559
General and administrative					727,216
Total operating expenses					$1,193,716

Net loss					$(1,127,301)

The following table represents the Company’s activity by operating segment for the nine months ended September 30, 2013:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$343,259	$379,881	$177,359	$0	$900,499
Cost of goods sold	(317,673)	(158,711)	(99,122)	(40,344)	(615,850)
Gross (loss) profit	25,586	221,170	78,237	(40,344)	284,649
Gross margin	8%	58%	44%		32%

Reconciliation of gross (loss) profit to net loss:

Operating expenses
Selling and marketing					$1,004,864
Product creation					416,265
General and administrative					2,486,245
Total operating expenses					$3,907,374

Net loss					$(3,622,725)

The following table represents the Company’s activity by operating segment for the three months ending September 30, 2012:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$158,365	-	$85,176	$0	$243,541
Cost of goods sold	(92,589)	-	(47,332)	(16,111)	(156,032)
Gross (loss) profit	65,776	-	37,844	(16,111)	87,509
Gross margin	42%		44%		36%

Reconciliation of gross (loss) profit to net loss:

Operating expenses
Selling and marketing					$628,066
Product creation					123,104
Product creation - related party					37,582
General and administrative					1,236,381
Total operating expenses					$2,025,133

Net loss					$(1,937,624)

The following table represents the Company’s activity by operating segment for the nine months ending September 30, 2012:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$245,448	-	$169,706	$35	$415,189
Cost of goods sold	(150,696)	-	(79,726)	(23,318)	(253,740)
Gross (loss) profit	94,752	-	89,980	(23,283)	161,449
Gross margin	39%		53%		39%

Reconciliation of gross (loss) profit to net loss:

Operating expenses
Selling and marketing					$2,010,664
Product creation					279,743
Product creation - related party					513,404
General and administrative					3,681,545
Total operating expenses					$6,485,356

Net loss					$(6,323,907)

The Company does not allocate its assets among its channels, and as such no asset allocation is shown in the tables above.

Note 18  Subsequent Events

In November 2013, the Company issued 4,414,542 shares of common stock as part of a private placement offering for gross proceeds of $441,454 ($0.10/share). In addition, each share of common stock purchased contains a warrant to purchase an additional share of common stock at $0.25/share. Details of the warrants issued are shown in the table below:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration

November 2013	4,414,542	Fully vested upon issuance	$0.25	2	Years

Item 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the condensed financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q. This discussion highlights key information as determined by management, but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K, including the audited financial statements therein (and notes to such financial statements) and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in that report.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements may also be made in our other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include statements pertaining to, among other things: (1) our product line; (2) our business plan; (3) future capital expenditures; (4) the enforceability of our intellectual property rights; (5) projections of market prices and costs; (6) supply and demand for our products; and (7) our need for, and our ability to raise, capital.

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

We sell our products through three primary channels: wholesale, retail and e-commerce.  Our initial product line launched in February 2012, which coincided with the roll out of our online store at ryu.com.  In October 2012, we opened our first retail store at The Shoppes at the Palazzo in Las Vegas, Nevada.  We continue to operate our wholesale channel through a mix of specialty retailers, e-retailers, large multi-door retailers, gyms, and international distributors.

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

We released a limited Spring 2013 line in March 2013 that included approximately 18 new men’s and women’s styles. Approximately 10 additional styles were designed for the Fall 2013 season and are currently in production at our factories.  We had received these styles at our warehouse as of September 2013.

Our Spring 2014 line has been designed and is currently in development.  It will include approximately 20 new men’s and 20 new women’s styles as well as additional accessories and a limited number of carryover styles.  We anticipate arrival at our warehouse in November and December 2013. Our Fall 2014 line is currently in design.

Results of Operations

Revenue

Revenues during the three months ended September 30, 2013 and 2012 were $216,895 and $243,541, respectively.  Revenues during the nine months ended September 30, 2013 and 2012 were $900,499 and $415,189, respectively.  The decrease in revenue from the three months ended September 30, 2012 to the three months ended September 30, 2013 is due a $26,049 decrease in e-commerce sales. The increase in revenue from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 is primarily due to generating $379,881 from our retail channel during the nine months ended September 30, 2013. We generated $0 revenue from our retail channel during the nine months ended September 30, 2012 as our Las Vegas retail location was opened in October 2012.  Additionally, sales generated through our wholesale channel increased $97,811. This increase is due to approximately $230,000 in closeout sales during the nine months ended September 30, 2013 compared to closeout sales of $0 during the nine months ended September 30, 2012. This increase in closeout sales was offset by a decrease of approximately $132,000 in non-closeout wholesale revenue.

Cost of Goods Sold

Cost of goods sold during the three months ended September 30, 2013 and 2012 were $150,480 and $156,032.  Cost of goods sold during the nine months ended September 30, 2013 and 2012 were $615,850 and $253,740. The increase in cost of goods sold for the nine months ended September 30, 2013 is primarily comprised of approximately $132,000 related to the increase in sales and $230,000(1) related to closeout sales described above.

(1)
During the fourth quarter of 2012, under prior leadership, we identified specific inventories to sell through our wholesale channel at closeout prices.  Several factors led to this decision.  First, we acquired the services of a third party consultant in September to assist us with expanding our wholesale channel and with strategically evaluating the salability of our current brand and product lines.  Second, with the opening of our first retail store in late October, we completed the introduction of our brand and product line to the market through all three of our sales channels.   Lastly, we initiated a rebranding strategy in December that no longer aligned with certain attributes of our current product lines.  Based on the collective input received during the quarter, we concluded that it was necessary to closeout a significant portion of our inventory.  As of December 31, 2012, we assessed the market value of a significant portion of our inventory on hand and determined that the market value was significantly less than its cost. As such, we recorded a lower of cost-or-market (“LCM”) adjustment of $1,401,220 in December 2012, as discussed in Note 6 to the financial statements. The $230,000 closeout sale and related cost of goods sold described above represents closeout inventory sold at market-value during the three and nine months ended September 30, 2013.

Gross Profit

Gross profit during the three months ended September 30, 2013 and 2012 was $66,415 and $87,509, respectively.  Gross profit during the nine months ended September 30, 2013 and 2012 was $284,649 and $161,449, respectively.

The table below presents our actual results by operating segment, as they relate to our revenue, cost of goods sold, gross (loss) profit and gross margin.  The closeout sale described above is included within Wholesale, as we closed out the related goods through our wholesale channel.  Factory surcharges and excess inventory write-offs are included in Other.

Three months ended September 30, 2013

	Segment
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$30,446	$127,322	$59,127	$0	$216,895
Cost of goods sold	(31,362)	(71,423)	(30,300)	(17,395)	(150,480)
Gross profit	(916)	55,899	28,827	(17,395)	66,415
Gross margin	(3%)	44%	49%		31%

Nine months ended September 30, 2013

	Segment
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$343,259	$379,881	$177,359	$0	$900,499
Cost of goods sold	(317,673)	(158,711)	(99,122)	(40,344)	(615,850)
Gross (loss) profit	25,586	221,170	78,237	(40,344)	284,649
Gross margin	8%	58%	44%		32%

Three months ended September 30, 2012

	Segment
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$158,365	-	$85,176	$0	$243,541
Cost of goods sold	(92,589)	-	(47,332)	(16,111)	(156,032)
Gross (loss) profit	65,776	-	37,844	(16,111)	87,509
Gross margin	42%		44%		36%

Nine months ended September 30, 2012

	Segment
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$245,448	-	$169,706	$35	$415,189
Cost of goods sold	(150,696)	-	(79,726)	(23,318)	(253,740)
Gross (loss) profit	94,752	-	89,980	(23,283)	161,449
Gross margin	39%		53%		39%

Selling and Marketing Costs

We incurred $288,941 and $628,066 in selling and marketing expenses during the three months ended September 30, 2013 and 2012, respectively.  Selling and marketing expenses were $1,004,864 and $2,010,664 in the nine months ended September 30, 2013 and 2012, respectively. Expenses during these periods were incurred to generate sales and create awareness and demand for our products through sports marketing agreements, product seeding, digital marketing and social media.  The decrease is primarily related to one marketing contract, which ended in December 2012. This contract was not renewed as a result of our rebranding strategy. Additionally, this contract accounted for $204,062 and $851,608 in marketing expense during the three and nine months ended September 30, 2012 respectively.

Of the total selling and marketing expense discussed above, selling expense was $121,177 and $288,638 for the three and nine months ended September 30, 2013 and $253,072 and $634,076 for the three and nine months ended September 30, 2012, respectively. Of the total selling and marketing expense for the three and nine months ended September 30, 2013, $34,062 was share-based (non-cash) expense. Of the total amount expensed for the three and nine months ended September 30, 2012, $217,760 and $709,088 was share-based (non-cash) expense primarily related to stock-for-services marketing arrangements.

Product Creation Costs

During the three and nine months ended September 30, 2013, we incurred product creation expenses of $177,559 and $416,265, compared to $160,686 and $793,147 during the three and nine months ended September 30, 2012, respectively. Of the total amounts expensed, $37,582 and $513,404 were paid to Exit 21 Global Solutions, LLC (“Exit 21”), an entity controlled by our former Chief Executive Officer and current Chief Operating Officer, during the nine months ended September 30, 2013 and 2012 respectively. The decrease is due to our contract with Exit 21 ending in June 2012, as a result of our initiative to decrease cost by internally sourcing our product creation. Product creation expenses consisted of formulating product concepts, construction of prototypes related to our proposed new product lines.

General and Administrative Costs

General and administrative expenses for the three and nine months ended September 30, 2013 were $727,216 and $2,486,245, compared to $1,236,381 and $3,681,545 for the three and nine months ended September 30, 2012, respectively.

Three months ended September 30, 2013 and 2012

The $509,165 decrease between the three months ended September 30, 2013 and 2012 is primarily due to cost cutting measures taken by management to decrease our spend on general and administrative expenses. The most notable component is a $131,987 decrease in investor relation expense. For the three months ended September 30, 2012, investor relations expense consisted of $179,264 of which $137,804 was non-cash stock-based compensation expense. The significant expense in 2012 was due to multiple stock and option-for–service contracts with third party consultants.  For the three months ended September 30, 2013, investor relations expense was $47,277, of which $6,432 was non-cash stock-based compensation expense.

Nine months ended September 30, 2013 and 2012

The $1,195,300 decrease between the nine months ended September 30, 2013 and 2012 is primarily due to cost cutting measures taken by management to decrease our spend on general and administrative expenses. The most notable component is a $965,689 decrease in investor relation expense. For the nine months ended September 30, 2012, investor relations expense consisted of $1,156,030 of which $1,025,486 was non-cash stock-based compensation expense. The significant expense in 2012 was due to multiple stock and option-for–service contracts with third party consultants.  For the nine months ended September 30, 2013, investor relations expense was $190,341, of which $90,339 was non-cash stock-based compensation expense.

Net Loss

As a result of the above, our net loss for the three and nine months ended September 30, 2013 was $1,127,301 and $3,622,725, as compared to a net loss of $1,937,624 and $6,323,907 for the three and nine months ended September 30, 2012, respectively.

Financial Condition

As of September 30, 2013, we had current assets of $1,876,217, current liabilities of $559,915 and working capital of $1,316,302 compared to current assets of $1,896,595, current liabilities of $617,050 and working capital of $1,279,545 at December 31, 2012.

On August 10, 2012, our shares began trading on the TSX Venture Stock Exchange under the ticker symbol RYU and we continue to be listed on the OTCQB under the ticker symbol RYUN.  During the nine months ended September 30, 2013, we raised $3,153,610, net of direct offering costs.

Operating Activities

During the nine months ended September 30, 2013, we used cash in the amount of $3,069,887 in operating activities.  The principal adjustments to reconcile the net loss of $3,622,725 to net cash used in operating activities were share-based compensation of $450,885 and depreciation and amortization of $155,790, partially offset by an increase in due from factor, net of $54,970, and a decrease in accounts payable and accrued liabilities of $51,564.

By comparison, during the nine months ended September 30, 2012, we used cash in the amount of $6,740,264 in operating activities. The major components of operating activities include a net loss of $6,323,907 and an increase in inventory of $2,880,460, offset by share-based compensation of $1,891,628, a decrease in deposits for inventory purchased of $160,203, a decrease in prepaid expenses of $374,666, an increase in other current assets of $73,969 and an increase in accounts payable and accrued liabilities of $102,354. Depreciation and amortization during the nine months ended September 30, 2012 totaled $29,496.

Investing Activities

Net cash used in investing activities was $157,267 during the nine months ended September 30, 2013.  Investing activities during the period included $143,374 for property and equipment, and $13,893 for intangible assets, which included the development of patents, trademarks and construction in progress.

By contrast, we used cash in the amount of $260,121 in investing activities during the nine months ended September 30, 2012.  Investing activities during that period included $115,452 for property and equipment purchases and $128,299 for the acquisition of intangible assets including the development of its patents and trademarks, website development costs and the acquisition of our new domain name. We also paid $16,370 as a security deposit for the retail location in Las Vegas, NV.

Financing Activities

During the nine months ended September 30, 2013, we paid $8,212 towards capital lease obligations and received gross proceeds from the sale of common stock and warrants of $3,077,500, of which $118,890 was paid in offering costs for net cash provided by financing activities of $3,145,398.

During the nine months ended September 30, 2012, we borrowed $200,005 against our line of credit as a bridge loan until proceeds from the IPO in Canada became available. The balance including interest of $712 was subsequently repaid in the same quarter. We also repaid $25,000 to related parties, paid $7,683 towards capital lease obligations and received net proceeds from the sale of common stock and warrants of $5,968,575 for net cash provided by financing activities of $5,935,892.

Liquidity and Management’s Plan

We commenced operations as a development stage enterprise in 2009 and has incurred losses from inception.  As shown in the accompanying condensed financial statements, we incurred a net loss of $3,622,725 and had net cash used in operating activities of $3,069,887 during the nine months ended September 30, 2013.   As of September 30, 2013, our cash balance is $213,455.  Management believes that we will need to raise additional equity capital during the remainder of 2013 in order to fund current operations and planned development.  Our capital requirements raise substantial doubt as to our ability to continue as a going concern.

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

(i)	repositioning of the brand to reach larger consumer markets,

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

Management plans to raise additional capital to expand its operations. During the first three quarters of 2013, Management raised $3,153,610 through the issuance of equity securities as discussed in Note 13 to the financial statements.  In November 2013 as discussed in Note 18, we raised gross proceeds of $441,454 through a private placement offering.  While management plans to increase revenues and raise capital through the issuances of its equity securities, there can be no assurance that sufficient revenue or financing will occur to meet our cash needs for the next 12 months.

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

Impairment of Long Lived Assets

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property, equipment and intangible assets or whether the remaining balance of property, equipment and intangible assets should be evaluated for possible impairment.

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Revenue is recorded net of discounts and an allowance for estimated returns. The allowance for estimated returns related to web sales and retail sales is currently 3% of sales based on our historical experience with its direct-to-consumer sales. The allowance for estimated returns related to wholesale sales is currently 4% based on our historical wholesale customer returns. The allowance is reflected as an accrued liability on the balance sheet.

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

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation, management concluded that, as of September 30, 2013, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

As of September 30, 2013, we had cash and cash equivalents in the approximate amount of $213,455 and a net loss of $1,127,301 for the nine months ended September 30, 2013.  As such, we may require additional financing to sustain our business operations. We currently do not have any arrangements for such financing and we may not be able to obtain financing when required. The decline in price of our shares may impact our ability to obtain future financing. Obtaining additional financing would be subject to a number of factors, including our ability to initially attract investments prior to substantial revenue generation, and thereafter our ability to grow our brand. We can provide investors with no assurance that we will ever achieve profitable operations, and thus we face a high risk of business failure. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
·
•	our ability to market and sell our product to the levels anticipated;
•	our ability to generate profits from the sale of those products; and
•	our ability to create a successful brand.

We have a history of operating losses and negative cash flow that will continue into the foreseeable future. If we fail to execute our strategy to achieve and maintain profitability in the future, investors could lose confidence in the value of our common shares, which could cause our stock price to decline and adversely affect our ability to raise additional capital.

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

Our success depends on the value and reputation of our brand. Our brand is integral to our business as well as to the implementation of our strategies for expanding our business. We have repositioned and will continue to reposition our brand from primarily targeting a mixed martial arts consumer to a broader performance and lifestyle consumer. The market’s acceptance of our repositioned brand is a key factor to our success. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality guest experience. We rely on social media, as one of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Negative publicity regarding the production methods of any of our suppliers or manufacturers could adversely affect our reputation and sales and force us to locate alternative suppliers or manufacturing sources.

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

Successful new store openings may also be affected by our ability to initiate our marketing efforts in advance of opening our first store in a new market. We typically rely on our marketing efforts to build awareness of our brand and demand for our products. There can be no assurance that we will be able to successfully implement our marketing efforts in a particular market in a timely manner, if at all. Additionally, we may be unsuccessful in identifying new markets where our apparel and other products and brand image will be accepted or the performance of our stores will be considered successful.

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

Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel. We have an employment agreement with our CEO, which is due to expire on December 31, 2014. The agreement will automatically renew if neither party gives notice of termination. No key man life insurance has been purchased on any of our executive officers. Our performance also depends on our ability to retain and motivate our officers. The loss of the services of any of our officers could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The failure to attract and retain our officers or the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three-month period ended September 30, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Respect Your Universe, Inc.

Date: November 14, 2013	/s/ Craig Brod Ph.D.
Craig Brod Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	/s/ James Nowodworksi
Chief Financial Officer (Principal Financial and Accounting Officer)