Form 10-K
period 2013-12-31
RESPECT YOUR UNIVERSE, INC.
filed 2014-04-15
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-54885

Respect Your Universe, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-0641026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

818 North Russell Street, Portland, Oregon	97227
(Address of principal executive offices)	(Zip Code)

1-877-798-8326
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $14,915,840 as of June 28, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  76,273,500 shares of common stock as of April 11, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed on or before April 30, 2014.

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

These statements are not guarantees of future performance, and therefore you should not put undue reliance upon them. Some of the factors that may cause actual results to differ materially from those indicated in these statements are found in the section “Risk Factors” in this annual report on Form 10-K, and also include without limitation:

•	Our dependence on additional financing to sustain our business;

•	our cash flow problems have caused us to be delinquent in payments to vendors and other creditors;

•
our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our results of operations and our financial condition;

•	unique difficulties and uncertainties inherent in the apparel business;

•	changes in general economic or market conditions that could impact consumer demand for our products;

•	our sales and profitability may decline as a result of increasing product costs and decreasing selling prices;

•	risks associated with our product lines, including our ability to launch additional product lines in the future, the fluctuating cost of raw materials, and our dependence on third party suppliers;

•	our ability to execute on our business plan;

•	our ability to compete with other companies with greater resources than we have;

•	the enforceability of our intellectual product rights;

•	our ability to retain the services of our senior management and key employees;

•	our ability to sell excess inventory; and

•	our ability to renew leased retail facilities.

The forward-looking statements contained in this Form 10-K reflect our views and assumptions only as of the date of this Form 10-K.  We undertake no obligation to update or revise any forward-looking statements after the date on which the statement is made.

As used in this Form 10-K and unless otherwise indicated, the terms “we”, “us”, “our” and “RYU” refer to Respect Your Universe, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

RESPECT YOUR UNIVERSE, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2013

PART I

Item 1	Business

Overview

We are a vertically integrated, active lifestyle apparel brand focused on the needs of individuals and athletes alike. Our men's and women's performance and active wear lines are specially designed for people who love to move, feel comfortable and look great. Crafted from organic and/or recycled materials, our products are also designed to help nurture the environment.

We were incorporated in the State of Nevada in November 2008.  Our corporate headquarters and operations are located in Portland, Oregon, a major hub in our industry.  We have a senior leadership team with extensive experience in the retail and apparel industry.  All products are designed, developed and tested at our corporate headquarters, and production takes place in top-grade factories in our industry.

We sell our products through three primary channels: wholesale, retail and e-commerce.  Our initial product line launched in February 2012, which coincided with the roll out of our online store at ryu.com.  In October 2012, we opened our first retail store located at The Shoppes at the Palazzo in Las Vegas, Nevada, and in December 2013, we opened our second retail store located at Westlake Center in downtown Seattle, Washington.  The Las Vegas landlord elected to terminate our lease so our retail store was closed in February 2014.  We continue to operate and evolve our wholesale channel through a variety of customers.

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

We released a limited Spring 2013 line in March 2013 that included approximately 18 new men’s and women’s styles. Approximately 10 additional styles were designed for the Fall 2013 season and have received these styles at our warehouse as of September 2013.

Our Spring 2014 line has been designed and developed.  It includes approximately 20 new men’s and 20 new women’s styles as well as additional accessories and a limited number of carryover styles.  Many of these styles have been received at our warehouse and will continue to be received as funds are available to satisfy purchase obligations. Our Fall 2014 line has been designed and production is expected to begin as funds become available.

Product Research and Development

We believe our research and development efforts are a key factor for success.  We believe that Portland’s proximity to a vast pool of apparel design talent, along with its eco-conscious reputation, provides us much of the resources and skills needed to support our product development and growth.  We use technical innovation in the construction of our apparel to create products that enhance an active lifestyle.  Our products are manufactured with technical fabrications produced by third parties and developed in collaboration with our product development team.

We had contracted with Exit 21 Global Solutions, LLC (“Exit 21”), a consulting firm controlled by a former Chief Executive Officer and our former Chief Operating Officer, to assist us in the design, development and sourcing all of our products through our Spring 2013 product line.  Beginning with our Fall 2013 product line creation, for which work commenced in April 2012, we were no longer contracting with Exit 21 and were managing product creation directly using internal resources supplemented with independent contractors as required.

Product Manufacturing

We outsource the commercial manufacturing of our product lines to factories primarily outside of the United States.  During 2012 and 2013, production occurred primarily at manufacturers located in Asia.  Our independent suppliers buy raw materials in bulk for the manufacturing of our apparel and accessories.

Our international sources of supply are subject to the usual risks of doing business abroad, such as possible revaluation of currencies, import duties, safeguard measures, trade restrictions, and restrictions on the transfer of funds and, in certain parts of the world, political instability and terrorism. We have not, to date, been materially affected by any such risk, but cannot predict the likelihood of such developments occurring in the future.

Product Distribution

We have deployed a multi-channel distribution strategy to deliver our products to consumers.  Our wholesale channel consists of various retail customers.   Because of the transition of the brand, the composition of these customers is anticipated to change from customers that focus within the niche sport of Mixed Martial Arts to customers that focus on a broader market of active lifestyle apparel.   Our e-commerce channel consists of the ryu.com web store, which was launched in February 2012 and provides a global consumer base access to our entire product line.  Our third channel, retail, includes our first retail stores in Las Vegas, Nevada (closed February 2014), and Seattle, Washington.

We have contracted with third parties to outsource our inventory receiving, warehousing and our product fulfillment needs.

Product Marketing

We create awareness and demand for our products through the following marketing strategies: digital marketing, media placements, product seeding, sports marketing and social media.

We use digital marketing strategies to bring consumers to our website at ryu.com to introduce them to our brand and present our product lines for sale through our web store.  We have partnered with a public relations firm to support our brand development through distribution of news releases to local and national media, strategic media placements that will introduce our brand to target consumers and through social media support.

We have established a social media strategy for communicating directly with consumers to build awareness and interest in Respect Your Universe.  Through the use of platforms including Facebook, Twitter, Instagram and Pinterest, we are attempting to build a strong community following and interacting with our brand.

Our marketing efforts have focused on creating relationships with professional and amateur athletes, and celebrities through sponsorship and endorsement agreements.  During 2012 we had endorsement agreements with several professional athletes including Jonny Gomes (MLB), Phil Heath (bodybuilding), Jon Fitch (MMA) and other professional athletes spanning various sports.  In 2013, we executed an endorsement agreement with Liz Arch (creator of Primal Yoga), and Alexander Ludwig (The Hunger Games, Lone Survivor, Viking).

Competition

The market for athletic apparel is highly competitive.  We compete with a significant number of apparel brands, as well as wholesalers and direct sellers of performance and lifestyle athletic apparel.  Many of our competitors have significant advantages over our company in terms of brand recognition, scale, operating histories, greater number of locations, capital and other resources.  The intense competition and the rapid changes in technology and consumer preferences constitute significant risk factors for our operations in the industry.

We are a company that has only recently commenced commercial operations.  Accordingly, there can be no assurances that we can successfully compete in our industry.  We believe that the vision of our brand, which is to inspire people with active lifestyles to respect themselves, others and the world they live in, is compelling and relevant to small segment of consumers.  We also believe that our vision, combined with a strategy of using high quality performance lifestyle apparel as a platform for delivering our brand’s message, differentiates us and will enable us to obtain a competitive position in the industry.

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

Employees

We currently have eleven full time employees and no part-time employees.  Our employees are responsible for performing or overseeing all operations of the Company.  Specifically, our employees’ direct responsibilities include, but are not limited to, seeking the investment capital necessary to build and help sustain commercial operations, creating and executing our marketing, branding and sales strategy, driving the overall product design strategy, directing product development, operations, sales, finance and general administrative duties.

Item 1A	Risk Factors

If we do not obtain additional financing our business may fail.

As of December 31, 2013, we had cash and cash equivalents in the approximate amount of $252,153 and a net loss of $5,365,373 for the year ended December 31, 2013.  As such, we will require additional financing in the very near future to sustain our business operations. We currently do not have any arrangements for such financing and we may not be able to obtain financing when required. The decline in the price of our shares and our poor credit history has and will impact our ability to obtain future financing. Obtaining additional financing would be subject to a number of factors, including our ability to initially attract investments prior to substantial revenue generation, and thereafter our ability to grow our brand. We can provide investors with no assurance that we will ever achieve profitable operations, and thus we face a high risk of business failure. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
·
•	Our ability to market and sell our product to the levels anticipated;
•	our ability to generate profits from the sale of those products; and
•	our ability to create a successful brand.

We have a history of operating losses and negative cash flow that will continue into the foreseeable future. If we fail to execute our strategy to achieve and maintain profitability in the future, investors could lose confidence in the value of our common shares, which could cause our stock price to further decline and adversely affect our ability to raise additional capital. If we fail to obtain additional short-term financing, we would not have adequate liquidity to fund our operations, would not be able to continue as a going concern and could be forced to seek relief through a filing under U.S. Bankruptcy Code.

Our cash flow problems have caused us to be delinquent in payments to vendors and other creditors.

Our lack of financial resources has caused us to delay payment of our obligations as they became due in the ordinary course of our business.  Such delays have damaged some of our vendor and professional relationships, and have caused us to incur additional expenses in the payment of late charges and penalties.  As of December 31, 2013, we had current liabilities of $1,744,771 of which a significant portion was and remains past due.  If we are unable to make timely future payments to our vendors or repair the relationships with our current vendors, we may be unable to find vendors suitable to us.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our results of operations and our financial condition.

On December 9, 2013, we issued a promissory note to one investor in the amount of $500,000, which is secured against all of our property and is due in full on January 1, 2015. If there were an event of default under this note or any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. Last, we could be forced into bankruptcy or liquidation. As a result, any default by us on our indebtedness could have a material adverse effect on our business and could impact our ability to make payments under the notes.

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

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new products or novel technologies in a timely manner or our new products or technologies are not accepted by our customers, our competitors may introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in apparel innovation. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of apparel or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales, excess inventory levels, and further deterioration of operating results. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. Our failure to effectively introduce new products that are accepted by consumers could result in a decrease in net revenue and excess inventory levels, which could have a material adverse effect on our financial condition.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including our ability to raise sufficient equity or debt capital in a timely manner, an increase or decrease in customer demand for our products or for products of our competitors, our failure to accurately forecast customer acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, and weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale in our stores or for delivery to customers.

Inventory levels in excess of customer demand or purchased in excess quantities, may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength and exclusivity of our brand.  Conversely, if we underestimate customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships.

The fluctuating cost of raw materials could increase our cost of goods sold and cause our results of operations and financial condition to suffer.

Our costs for raw materials are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries, and other factors that are generally unpredictable and beyond our control. Increases in the cost of raw materials or the prices we pay for our cotton yarn and cotton-based textiles, could have a material adverse effect on our cost of goods sold, results of operations, financial condition and cash flows.

We rely on third-party suppliers to provide fabrics for and to produce our products, and we have limited control over them and may not be able to obtain quality products on a timely basis or in sufficient quantity.

We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers.  Due to our financial condition, we have delayed payments to our manufactures, which has had a negative impact on our relationships with them.   If we fail to make or delay payments to our manufactures, those manufactures may refuse to work for us and we may have difficulties finding other manufactures that are willing to make our products on terms acceptable to us or which are competitive in the marketplace.

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

We have occasionally received, and may in the future continue to receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. We have also received, and may in the future continue to receive, products that meet our technical specifications but that are nonetheless unacceptable to us. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if defects in the manufacture of our products are not discovered until after such products are purchased by our customers, our customers could lose confidence in the technical attributes of our products and our results of operations could suffer and our business could be harmed.

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

Our reliance on third-party providers for all warehouse and fulfillment functions reduces our ability to control the warehousing and fulfillment processes, which could harm our sales, reputation, and overall business.

We have entered into an agreement to outsource most of our warehouse and fulfillment functions to third-party providers where our inventory is held at sites managed by an independent contractor who will then perform most of our warehousing, packaging and fulfillment services. We depend on independent contractor fulfillers to properly fulfill customer orders in a timely manner and to properly protect our inventories. The contractor's failure to ship products to customers in a timely manner, to meet the required quality standards, to correctly fulfill orders, to maintain appropriate levels of inventory, or to provide adequate security measures and protections against excess shrinkage could cause us to miss delivery date requirements of our customers or incur increased expense to replace or replenish lost or damaged inventory or inventory shortfall.  The failure to make timely and proper deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability. Our excess inventory held at these facilities may be damaged due to the length of time that they are at the facility, which may not be covered by the contractor or our insurance.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a decrease in our net revenue.

The market for apparel is highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share or a failure to grow our market share, any of which could substantially harm our business and results of operations. We compete directly against wholesalers and direct retailers of athletic apparel, including large, diversified apparel companies with substantial market share and established companies expanding their production and marketing of technical athletic apparel, as well as against retailers specifically focused on athletic, active, lifestyle, and other categories of  apparel. We also face competition from wholesalers and direct retailers of traditional commodity athletic apparel, such as cotton T-shirts and sweatshirts. Many of our competitors are large apparel and sporting goods companies with strong worldwide brand recognition, such as Nike, Inc., Lululemon Athletica Inc., adidas AG, which includes the adidas and Reebok brands, and The Gap, Inc., which includes the Athleta brand. Because of the fragmented nature of the industry, we also compete with other apparel sellers. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, store development, marketing, distribution and other resources than we do. In addition, our athletic and other categories of apparel are sold at a price premium to comparable apparel.

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

We may not be able to successfully open profitable new store locations in a timely manner, if at all, which could harm our results of operations.

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

The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. We have expanded our relationships with suppliers outside of China, which, among other things, has resulted in increased costs and shipping times for some products. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations

Our employees are critical to our success, and the loss of key personnel could harm our business.

Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel. We have an employment agreement with our CEO, which is due to expire on December 31, 2014. The agreement will automatically renew if neither party gives notice of termination. We do not have any employment agreement with our CFO. No key man life insurance has been purchased on any of our executive officers. Our performance also depends on our ability to retain and motivate our officers. The loss of the services of any of our officers could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our financial condition has caused us to lose key employees and we have experienced a high turnover of employees. In addition, our financial condition may prevent us from hiring additional key employees. The loss of the members of our product design team have resulted in a loss of continuity in our product. As a result of these factors, we may be unable to develop and introduce new products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The failure to attract and retain the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel.

We are dependent on our information technology systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.

Our business is dependent on the successful and uninterrupted functioning of our information technology systems setup by third-party providers, as we outsource many of our major systems. We rely on the controls of these provides in lieu of controls set up by us. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions.

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

Our corporate headquarters and principal operations are located at 818 North Russell Street, Portland, Oregon 97227. We lease this facility, which expires in 2014, for $2,500 per month.

On December 13, 2013, we entered into a lease with Westlake Center Associates Limited Partnership to lease a 2,082 sq. ft. retail location in the Westlake Center in Seattle Washington. Please see Note 15 in the financial statements for a description of our obligations. The lease is for a period of five years (subject to our early termination right at year three if sales targets are not met) and it contains standard covenants, representations and warranties, and termination provisions. The landlord also has the right to relocate us during the term of the lease.

We outsource the manufacturing of our products and the distribution and warehousing needs for our products to third parties and as such have no current plans to lease or own space for such needs.  We believe that our current locations will be sufficient for the operation of our business over the next twelve months, and expect to find replacement facilities for its corporate headquarters or extend the existing lease.

Item 3	Legal Proceedings

We know of no material pending legal proceedings to which our company or our subsidiaries is a party or of which any of our properties, or the properties of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our subsidiaries or has a material interest adverse to our company or our subsidiaries.

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

	Bid Prices ($)
Quarter Ended	High	Low

March 31, 2012	1.14	0.93
June 30, 2012	1.05	0.80
September 30, 2012	0.91	0.64
December 31, 2012	0.82	0.45
March 31, 2013	0.56	0.30
June 30, 2013	0.41	0.20
September 30, 2013	0.29	0.18
December 31, 2013	0.20	0.06

On April 11, 2014, the closing price for the common stock on the OTCBB was $0.07 per share.

Transfer Agents

The shares of our common stock are issued in registered form. The transfer agent and registrar for our common stock is Quicksilver Stock Transfer, LLC located at 6623 Las Vegas Blvd. South, #255 Las Vegas, Nevada 89119 and our co-transfer agent is Olympia Trust Company located at 1003, 750 West Pender Street, Vancouver, British Columbia V6C2T8.

Holders

As of April 10, 2014, we had 168 holders of our common stock.

Registration Rights

In connection with our private placements that closed on February 5, 2014, and November 8, 2013, we agreed to use commercially reasonable efforts to file a registration statement on Form S-1 to register the shares issued in those offerings within 90 days of the date of the closing. As of April 10, 2014, we have not filed the registration statement.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

In the event that we obtain authorization to issue any preferred stock and issue such stock, we must not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of our common stock or other class of stock junior to our preferred stock as to dividends or upon liquidation) in respect of our common stock, nor must we redeem, purchase or otherwise acquire for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of our preferred stock for the current period (and in the case of cumulative dividends, if any, payable to holders of our preferred stock for the current period and in the case of cumulative dividends, if any, for all past periods) have been paid, are being paid or have been set aside for payment, in accordance with the terms of our preferred stock, as fixed by our board of directors.

Other than as stated above, there are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	Would not be able to pay our debts as they become due in the usual course of business; or

•
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Equity Compensation Plan Information

On June 10, 2011, we adopted the 2011 Incentive Award Plan (the “2011 Plan”) and on May 18, 2012, the Board of Directors approved certain revisions to the 2011 Plan, resulting in our 2012 Stock Option (the “2012 Plan”) whereby the aggregate number of securities reserved for issuance was revised to 8,487,925 shares of our common stock. On June 7, 2013, the Board of Directors approved certain revisions to the 2012 Plan, resulting in our 2013 Stock Option Plan (the “2013 Plan”), whereby the aggregate number of securities reserved for issuance was revised to 11,702,425.

The following table gives information about our common stock that may be issued under our existing equity compensation plan grants as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,601,420	$0.89	5,101,005
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	6,601,420	$0.89	5,101,005

Summary of 2013 Plan Terms

If the shares are listed on the TSX Venture Exchange, the following terms apply to our plan:

•
The number of shares which may be reserved in any 12 month period for issuance to any one individual upon exercise of all stock options held by that individual may not exceed 5% of the issued and outstanding Shares of our company at the time of the grant;

•
The number of shares which may be reserved in any 12 month period for issuance to any one consultant may not exceed 2% of the issued and outstanding Shares and the maximum number of Shares which may be reserved in any 12 month period for issuance to all persons engaged in investor relations activities may not exceed 2% of the issued and outstanding Shares of our company;

•	Options granted to any person engaged in investor relations activities will vest in stages over 12 months with no more than ¼ of the stock options vesting in any three month period;

•
Stock options granted to optionees engaged in investor relations activities on behalf of our company expire 30 days after such optionees cease to perform such investor relations activities for our company; and

•
The exercise price of any stock options granted under the 2013 Plan shall be determined by the board of directors, but may not be less than the closing price of the Shares on the TSX Venture Exchange on the last trading day immediately preceding the date of the grant of such stock options (less any discount permissible under TSX Venture Exchange rules).

The 2013 Plan will be administered by the board of directors of our company or a special committee of directors, either of which will have full and final authority with respect to the granting of all stock options thereunder.  Stock options may be granted under the 2013 Plan to such directors, officers, employees or consultants of our company, as the board of directors may from time to time designate.

The term of any stock options granted under the 2013 Plan shall be determined at the time of grant but, subject to earlier termination in the event of termination or in the event of death, the term of any stock options granted under the 2013 Plan may not exceed ten years. Options granted under the 2013 Plan are not to be transferable or assignable other than by will or other testamentary instrument or pursuant to the laws of succession.

Subject to certain exceptions, in the event that an employee, or consultant ceases to act in that capacity in relation to our company, stock options granted to such employee, consultant or management company employee under the 2013 Plan will expire one year after such individual or entity ceases to act in that capacity in relation to our company,  other than for cause, death, or disability. Options granted to an employee or consultant that ceases to act in that capacity in relation to our company are terminated immediately upon the employee or consultant being terminated for cause.  In the event of death of an option holder, options granted under the 2013 Plan expire one year from the date of the death of the option holder.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2013, we did not purchase any of our equity securities.

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

Overview

We are a performance lifestyle brand that engages in the development, marketing and distribution of apparel and accessories. Our fiscal 2013 results demonstrate our continued focus on the development of our brand, products and attempted repositioning ourselves for sustainable, profitable long-term growth.

Results of Operations

Revenue

Revenues during the years ended December 31, 2013 and 2012 were $1,164,326 and $848,981, respectively. The increase of 37.1% is primarily due to increased retail store sale, which increased by $351,743 or 272.1%.  The increase in retail store revenues  in 2013 reflects a full year of operations compared with 2012 when the first retail store was opened in October 2012.  Sales from our website or e-commerce sales decreased by $33,185 or 11.2% in 2013 compared to 2012 which we believe is attributed to the brand repositioning underway.  Wholesale revenues were comparable in 2013 and 2012, but 2013 wholesale revenues included approximately $230,000 in closeout sales in 2013 compare to closeout sales of $0 during 2012.

Cost of Goods Sold

Cost of goods sold during the years ended December 31, 2013 and 2012 were $1,236,983 and $1,964,138, respectively.  The decrease in cost of goods sold for 2013 is primarily due to a 2012 lower of cost-or-market (“LCM”) adjustment of $1,401,220, as discussed in Note 5 to the financial statements, offset by increased costs attributed to higher 2013 sales.

During the fourth quarter of 2013, we identified specific inventories to sell through our wholesale channel at closeout prices.  Several factors led to this decision including review of sales of specific products lines that were underperforming, the need for additional working capital, an evaluation of how the inventory complemented the repositioned brand direction and the availability of an off-price sales channel on terms much more favorable than the channel used in 2012.  These fourth quarter 2013 factors and additional sales information during the first quarter of 2014, lead us to conclude that it was necessary to closeout a portion of our inventory.  As of December 31, 2013, we assessed the market value of a significant portion of our inventory on hand and determined that the market value was significantly less than its cost. As such, we recorded “LCM” adjustment of $387,947 in December 2013, as discussed in Note 5 to the financial statements.

During the fourth quarter of 2012, prior leadership identified specific inventories to sell through our wholesale channel at closeout prices.  Several factors led to this decision.  First, we acquired the services of a third-party consultant in September to assist us with expanding our wholesale channel and with strategically evaluating the salability of our current brand and product lines.  Second, with the opening of our first retail store in late October, we completed the introduction of our brand and product line to the market through all three of our sales channels.   Lastly, we initiated a rebranding strategy in December that no longer aligned with certain attributes of our current product lines.  Based on the collective input received during the quarter, we concluded that it was necessary to closeout a significant portion of our inventory.  As of December 31, 2012, we assessed the market value of a significant portion of our inventory on hand and determined that the market value was significantly less than its cost. As such, we recorded a “LCM” adjustment of $1,401,220 in December 2012, as discussed in Note 5 to the financial statements. The $230,000 closeout sale and related cost of goods sold described above represents closeout inventory sold at market-value during the year ended December 31, 2013.

Gross Loss

Gross loss during the years ended December 31, 2013 and 2012 were $72,657 and $1,115,157, respectively. Both of these amounts have been impacted by LCM adjustments of $387,947 and $1,401,220 in 2013 and 2012, respectively.  The gross loss in 2012 was driven by the LCM inventory adjustment described above. Additionally, in 2012 we recorded a write-off of $87,889 related to excess materials purchased in connection with the production of our product lines.

The table below presents our actual results by operating segment, as they relate to its revenue, cost of goods sold, gross (loss) profit and gross margin.  The LCM write-down described above is included within Wholesale, as we anticipate to close out the related goods through our wholesale channel.  The write-off of excess inventory is included in Other.

For the year ended December 31, 2013
	Segment
	Wholesale	Retail	E-commerce	Other	Total
Revenue	$420,665	$481,023	$262,638		$1,164,326
Cost of goods sold	785,231	223,103	157,003	71,646	1,236,983
Gross (loss) profit	$(364,566)	$257,920	$105,635	$(71,646)	$(72,657)
Gross margin %	-87%	54%	40%		-6%

For the year ended December 31, 2012
	Segment
	Wholesale	Retail	E-commerce	Other	Total
Revenue	$421,050	$129,280	$295,823	$2,828	$848,981
Cost of goods sold	1,665,384	40,762	136,429	121,563	1,964,138
Gross (loss) profit	$(1,244,334)	$88,518	$159,394	$(118,735)	$(1,115,157)
Gross margin %	-296%	68%	54%	-4199%	-131%

Selling and Marketing Costs

We incurred $1,347,380 and $3,390,574 in selling and marketing expenses during the years ended December 31, 2013 and 2012, respectively.  Expenses were incurred to generate sales and create awareness and demand for our products through sports marketing agreements, a celebrity endorsement agreement, product seeding, digital marketing and social media.   The significant decrease is primarily related to one marketing contract, which ended in December 2012.  This contract was not renewed as a result of our rebranding strategy.  This contract accounted for $0 and $ 1,087,977 in marketing expense during 2013 and 2012 respectively.  In addition to the non-renewal of this contract, cost cutting measures and refocused marketing expenditures were factors in the decrease in expense in 2013.

Of the total selling and marketing expense discussed above, selling expense was $253,072 and $745,629, during the years ended December 31, 2013 and 2012, respectively.  Of the total expense for 2013 and 2012, $71,577 and $878,434 was share-based (non-cash) expense primarily related to stock-for-services marketing arrangements.

Product Creation Costs

During the years ended December 31, 2013, we incurred product creation expenses of $523,368 compared to $905,737 incurred during the year ended December 31, 2012. Of the total amounts expensed, $1,000 and $513,426 were paid to Exit 21, an entity controlled by a former Chief Executive Officer and our former Chief Operation Officer, during 2013 and 2012, respectively.  Product creation expenses incurred consist of formulating product concepts, construction of prototypes related to our proposed new product lines.

General and Administrative Costs

General and administrative expenses for the year ended December 31, 2013 were $3,409,455 compared to $4,455,635 for the year ended December 31, 2012.  The overall decrease in general and administrative expenses is attributed to intentional efforts by current management in attempts to utilize resources effectively in light of sustained losses including reductions in professional fees from $642,859 in 2012 to $293,911 in 2013, and reduction in share-based (non-cash) expense primarily related to stock-for-services investor relations arrangement from $1,462,262 in 2012 to $352,253 in 2013.  These savings were offset by an increase in rent expense primarily attributed to the opening of the Las Vegas retail store in late October 2012.

Loss on impairments on intangible assets and property and equipment

During the year ended December 31, 2013, we incurred losses on impairments of $10,513.  During the fourth quarter of the year, we determined that the carrying value of a trademark exceeded its fair value and recorded a $4,790 charge.  During the first quarter of 2014, we were notified by the landlord of our Las Vegas retail store of their intent to terminate our lease as of the end of February 2014, and as a result, recorded an impairment loss of $5,723 for the estimated carrying value attributed with this accelerated termination of the site.   No impairment losses were recorded in 2012.

Net Loss

As a result of the above, our net loss for the year ended December 31, 2013 was $5,365,373 as compared to a loss of $9,868,603 for the comparable 2012 period.

Financial Condition

As of December 31, 2013, we had current assets of $1,378,984, current liabilities of $1,744,771 and a working capital deficit of $365,787 compared to current assets of $1,896,595, current liabilities of $617,050 and working capital of $1,279,545 at December 31, 2012.

Our cash balance as of December 31, 2013 was $252,153 compared to $295,211 at December 31, 2012.  In 2013, we raised $3,713,954 (including conversion of a $195,000 note payable) in three separate equity financing rounds, and in February 2014, we raised an additional $1,334,683 in equity financing.

During February 2012, we successfully raised $1,500,000 in additional capital though equity financing.  In April 2012, we filed a prospectus to become listed on the Canadian TSX Venture Exchange and a concurrent initial public offering in Canada.  The offering was successfully closed in August 2012 and we raised $4,476,930, net of direct offering costs.  On August 10, 2012, our shares began trading on the TSX Venture Stock Exchange under the ticker symbol RYU and we continue to be listed on the OTCQB under the ticker symbol RYUN.

Our financial statements have been prepared assuming that we will continue as a going concern.  We have incurred recurring net losses, negative cash flows from operations, and accumulated deficit which raise substantial doubt about our Company’s ability to continue as a going concern. Management has developed plans concerning these matters which are discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities

During the year ended December 31, 2013, we used cash in the amount of $4,098,723 in operating activities.  The principal adjustments to reconcile the net loss to net cash used in operating activities were depreciation and amortization of $252,597, share-based compensation - stock of $105,937, share-based compensation - options of $331,160, loss on impairments on intangible assets and property and equipment of $10,513, an increase in inventory of $386,080, and an increase in accounts payable and accrued expenses of $1,003,754.

By comparison, during the year ended December 31, 2012, we used cash in the amount of $8,015,690 in operating activities.  The principal adjustments to reconcile the net loss to net cash used in operating activities were share-based compensation - stock of $1,088,000, share-based compensation - options of $741,796, share-based compensation - warrants of $297,076, an increase in inventory of $1,232,533, a decrease in prepaid expenses of $684,207, and an increase in accounts payables and accrued expenses of $190,968.

Investing Activities

We used cash in the amount of $156,200 in investing activities during the year ended December 31, 2013.  Investing activities during the period included $138,719 for property and equipment purchases primarily related to the opening of our retail store, $17,481 for intangible assets, which included the development of patents and trademarks, website development costs and domain name.  All costs have been capitalized and depreciated or amortized over the expected useful lives of the assets.

By contrast, we used cash in the amount of $322,590 in investing activities during the year ended December 31, 2012.  Investing activities during the period included $171,072 for property and equipment purchases primarily related to the opening of our retail store, $135,148 for intangible assets, which included the development of patents and trademarks, website development costs and the acquisition of our new domain name.  All costs have been capitalized and depreciated or amortized over the expected useful lives of the assets.  We also paid $16,370 as a security deposit for our Las Vegas retail store.

Financing Activities

We continue to rely upon equity capital to fund operations and investments.  We raised $3,713,954 and $6,441,300 in equity capital through the issuance of common stock and warrants during 2013 and 2012, respectively.  The amount raised in 2013 includes the conversion of a $195,000 note payable.  In addition, we raised $1,334,683 in equity capital that closed in February 2014.

During the year ended December 31, 2013, we borrowed $499,934 as a term note until proceeds from a future private placement became available in sufficient amounts.  The note pays a coupon rate of 15% and in connection with the issuance of the note, we issued warrants to purchase up to 300,000 shares of common stock at an exercise price of $0.25 until January 1, 2015.  The note, which is collateralized by primarily all assets of our Company, is due January 1, 2015.  We paid $10,858 toward capital lease obligations, received gross proceeds from the sale of common stock and warrants of $3,713,954 (including notes payable converted to common stock of $195,000), of which $121,165 was paid in offering costs, and were advanced $130,000 as short term loans, for total net cash provided by financing activities of $4,211,865.  The $130,000 short term loans were advance to us under the provisions of a subscription agreement which ultimately closed in February 2014 as further explained in Note 18.

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

Liquidity and Management’s Plan

We commenced operations as a development stage enterprise in 2009 and have incurred losses from inception.  As shown in the accompanying financial statements, we incurred a net loss of $5,365,373 in 2013, had a working capital deficit of $365,787 as of December 31, 2013, and had net cash used in operating activities of $4,098,723 during 2013.

As of December 31, 2013, our cash balance was $252,153, and management determined that the Company would have to raise significant additional equity and or debt capital during 2014 in order to support current operations and planned development.  These factors raise substantial doubt as to our ability to continue as a going concern.

Although our operations began in 2009, we did not emerge from a development stage until the fourth quarter of 2012.  Activities before 2012 included product research and development, establishing supply sources, developing markets, recruiting personnel and raising capital.  In January 2012, we launched our initial men’s line with a limited number of styles of apparel and accessories.  This line was made available to retailers in January 2012 and direct-to-consumers through our web store in February 2012.  In July 2012, we added to our men’s line and introduced our first line of women’s apparel and accessories.  In late October 2012, we opened our first retail store in Las Vegas, Nevada.

Sales generated in 2012 fell significantly short of expectations.  Management attributes this shortfall primarily to the Company’s initial positioning as a premium performance apparel brand within the niche sport of Mixed Martial Arts (MMA), lower than expected sales generated through our association with a major MMA promoter, as well as an emphasis on generating a significant percentage of total sales through an undeveloped wholesale channel.  Consequently, we carried significant excess inventory as of December 31, 2012.  As described in Note 5 to the financial statements, after assessing the market value of our inventory on hand at year-end, management determined that significant write-downs were appropriate in 2012 and in 2013.  In light of these findings, disappointing operating results and weakened cash position, the Company adopted plans and began implementation in early 2013 to rebrand the Company and expand the operations with the objective of rebranding the company to a broader customer base with a focus on e-commerce and retail channels.

While progress has been made on the 2013 plan, overall results have been disappointing and equity capital goals have fallen short of target.  Accordingly, management has adjusted and expanded their plans for 2014 and can be summarized as follows:

1.	Reposition the brand to support our customer’s active lifestyles

2.	Reduced quantity of inventory purchases of our branded product

3.	Offering third-party brands that enhance and complement the brand

4.	Sourcing more product from North American production facilities

5.	Fabric differentiation

6.	Enhanced retail store experience incorporating virtual shopping

7.	Enhanced web experience and target markets

8.	Liquidation of slow-moving and excess inventories

9.	Explore license agreements to accelerate growth

10.	Continue to focus on equity and debt capital raising

11.	Increase opening of new physical retail stores including outlets

12.	Develop and evaluate an acquisition strategy, commence implementation if viable

While we continue to believe that our wholesale channel will play a major role in our long-term growth plans, we also anticipate that we will need to shift our growth strategy in the near term and place greater emphasis on developing our brand through our retail and e-commerce channels.

Management plans to seek additional capital to support and expand its operations and raised a total of $3,713,954 (including conversion of a $195,000 note payable) of capital and $499,934 from the proceeds of a note payable during 2013, and raised an additional amount in February 2014 raised $1,334,683 through the issuance of equity securities as discussed in Note 18 to the financial statements.  While management plans to generate increasing revenues and to continue financing our company through the issuances of additional equity securities or debt instruments, there can be no assurance that sufficient revenue or financing will occur to meet our cash needs for the next 12 months.  The ability to achieve our projected future operating results is based on a number of assumptions which involve significant judgment and estimates, which cannot be assured.  If we are unable to achieve our projected operating results, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity.  Our operating results could adversely affect our ability to raise additional capital to fund our operations and there is no assurance that debt or equity financing will be available in sufficient amount, on acceptable terms, or in a timely basis.  Therefore, a continuation of our recent historical operating results could result in our inability to continue as a going concern.

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

Inventory

Inventory is valued on a lower of cost or market basis based upon the weighted average method of inventory costing.  Market value is estimated based upon assumptions made about future demand and retail market conditions.  If we determine that the estimated market value of our inventory is less than the carrying value of such inventory, we record a charge to cost of goods sold to reflect the lower of cost or market.  The market value estimates are based on a number of factors, including assumptions and estimates for projected sales and other operating performance measures. Changes in estimates or the application of alternative assumptions could produce significantly different results. These assumptions and estimates may change in the future due to changes in economic conditions, changes in our ability to meet sales and profitability objectives or changes in our business operations or strategic direction.

Impairment of Long-Lived Assets

Long-lived assets are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, we estimate the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset.

We review and test our intangible assets with indefinite useful lives for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Our intangible assets with indefinite lives consist of trademarks and domain name. In the impairment tests for trademarks and domain name, we compare the estimated fair value of each asset to its carrying amount. The fair values are generally estimated using a discounted cash flow model under the income approach. If the carrying amount of the asset exceeds its estimated fair value, we calculate impairment as the excess of carrying amount over the estimate of fair value.

If events or circumstances indicate the carrying value of intangible assets with finite lives may be impaired, we estimate the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset.

Impairment charges are classified as a component of operating expenses. The impairment tests and related fair value estimates are based on a number of factors, including assumptions and estimates for projected sales, income, cash flows, discount rates, remaining useful lives and other operating performance measures. Changes in estimates or the application of alternative assumptions could produce significantly different results. These assumptions and estimates may change in the future due to changes in economic conditions, changes in our ability to meet sales and profitability objectives or changes in our business operations or strategic direction.

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, when title passes and the risks and reward of ownership have passed to the customer, the fee is fixed or determinable, and collectability is probable.

Revenue is recorded net of discounts and an allowance for estimated returns. The allowance for estimated returns related to web sales and retail sales is currently 3% of sales based on our return policy on our direct-to-consumer sales. The allowance for estimated returns related to wholesale sales is currently 4% based on our historical wholesale customer returns. The allowance is reflected as an accrued liability on the balance sheet.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary.

Assessing whether deferred tax assets are realizable requires significant judgment. We consider all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent we believe it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against our deferred tax assets, which increase income tax expense in the period when such a determination is made.

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

Share-Based Payments

We estimate the cost of share-based payments to employees based on the award’s fair value on the grant date and recognize the associated expense ratably over the requisite period.  The estimated cost is derived using the Black-Scholes option-pricing model, which includes assumptions that are highly subjective. We may adjust these assumptions periodically to reflect changes in market conditions and historical experience.  Consequently, expenses reported for share-based payments to employees in the future may differ significantly from those reported in the current period.

When estimating fair value, we have considered the following variables:

•	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

•	We have not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future.

•	The expected life of the award is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 107.

•	The expected volatility is based on the historical volatility of our common stock based on the daily quoted closing trading prices and comparison to peer data.

•	The forfeiture rate is based on an estimate of awards not expected to fully vest.

The straight-line attribution method is used for awards that include vesting provisions.  If an award is granted, but vesting does not occur, any previously recognized expense is reversed in the period in which the termination of service occurs.

We measure the fair value of share-based payments to non-employees at the measurement date, which occurs at the earlier of the date performance commitment is reached or performance is completed.  Recognition of share-based payments occurs as services are received.  We treat fully-vested, non-forfeitable shares issued to non-employees in the same manner as if it had paid for the services received with cash.  Unvested, forfeitable shares are accounted for as unissued until the point vesting occurs.

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

Contractual Commitments

The following table presents our non-cancelable contractual commitments:
	2014	2015	2016	2017	2018	Thereafter
Inventory purchase obligations (1)	$662,173
Operating leases (2)	$160,010	$132,563	$134,162	$135,808	$125,914	$0
Capital lease (2)	$10,919	$11,115	$11,314	$11,516	$11,723	$36,012

(1)	See inventory purchase obligations in Note 15 to Financial Statements.

(2)	See operating and capital leases in Note 15 to Financial Statements.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that indefinite-lived intangible assets are impaired before calculating the fair value of the assets.  After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test becomes optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The Company adopted this guidance in 2013 without a material impact on its financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. Since ASU 2013-11 relates only to the presentation of unrecognized tax benefits, we do not expect our adoption of ASU 2013-11 in January 2014 will have a material effect on our financial position, results of operations or cash flows.

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

RESPECT YOUR UNIVERSE, INC.

 FINANCIAL STATEMENTS

AS OF December 31, 2013 and 2012, and for the years then ended

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Respect Your Universe, Inc.

We have audited the accompanying balance sheets of Respect Your Universe, Inc. (the "Company") as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity, and cash flows for each of the two years ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche, LLP

Portland, Oregon

April 15, 2014

RESPECT YOUR UNIVERSE, INC.
BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS

Current assets
Cash	$252,153	$295,211
Due from factor, net	31,602	37,786
Accounts receivable	-	8,674
Inventory, net	845,188	1,411,074
Deposits	107,395	56,878
Prepaid expenses	59,337	80,561
Other current assets	83,309	6,411
Total current assets	1,378,984	1,896,595

Property and equipment, net	168,417	183,276

Other assets
Non-current inventory, net	951,966	-
Intangible assets, net	167,587	259,638
Other non-current assets	-	16,370
Total other assets	1,119,553	276,008

Total assets	$2,666,954	$2,355,879

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,603,852	$600,098
Accounts payable - related party	-	6,354
Loans payable - related party	130,000	-
Current portion of capital lease	10,919	10,598
Total current liabilities	1,744,771	617,050

Other liabilities
Note payable	499,934
Capital lease, net of current portion	81,746	92,925
Total other liabilities	581,680	92,925

Stockholders’ equity
Common stock, $0.001 par value, 500,000,000
shares authorized; 62,926,670 and 48,040,878
shares issued and outstanding, respectively	62,927	48,041
Additional paid in capital	23,563,404	19,518,318
Accumulated deficit	(23,285,828)	(17,920,455)
Total stockholders’ equity	340,503	1,645,904

Total liabilities and stockholders' equity	$2,666,954	$2,355,879

See accompanying notes to financial statements

RESPECT YOUR UNIVERSE, INC.
STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2013	December 31, 2012

Revenue	$1,164,326	$848,981

Cost of Goods Sold	1,236,983	1,964,138

Gross loss	(72,657)	(1,115,157)

Operating expenses
Selling and Marketing	1,347,380	3,390,574
Product creation	522,368	392,311
Product creation - related party	1,000	513,426
General and administrative	3,409,455	4,455,635
Loss on impairments of intangible assets
and property and equipment	10,513	-
Total operating expenses	5,290,716	8,751,946

Loss before income tax	(5,363,373)	(9,867,103)
Income tax expense	2,000	1,500

Net loss	$(5,365,373)	$(9,868,603)

Net loss per common share -
basic and diluted	$(0.10)	$(0.23)

Weighted average number of common
shares outstanding during the year -
basic and diluted	55,702,517	43,761,546

See accompanying notes to financial statements

RESPECT YOUR UNIVERSE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

					Total
	Common Stock, $0.001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity

Balance, January 1, 2012	39,433,378	$39,434	$11,420,979	$(8,051,852)	$3,408,561

Issuance of common stock and warrants for cash
($0.84 - $1.00/share), net of offering costs of $471,270	7,382,500	7,382	5,962,648	-	5,970,030

Share-based compensation - stock ($0.68 - $1.17/share)	1,225,000	1,225	1,086,775	-	1,088,000

Share based compensation - options	-	-	741,796	-	741,796

Share based compensation - warrants	-	-	297,076	-	297,076

Issuance of warrants for capital lease	-	-	9,044	-	9,044

Net loss	-	-	-	(9,868,603)	(9,868,603)

Balance, December 31, 2012	48,040,878	48,041	19,518,318	(17,920,455)	1,645,904

Issuance of common stock and warrants for cash
($0.10 - $0.50/share), net of offering costs of $121,165	14,604,542	14,605	3,578,184	-	3,592,789

Share-based compensation - stock ($0.28 - $0.52/share)	281,250	281	105,656	-	105,937

Share based compensation - options	-	-	331,160	-	331,160

Share based compensation - warrants	-	-	30,086	-	30,086

Net loss	-	-	-	(5,365,373)	(5,365,373)

Balance, December 31, 2013	62,926,670	$62,927	$23,563,404	$(23,285,828)	$340,503

See accompanying notes to financial statements

RESPECT YOUR UNIVERSE, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2013	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,365,373)	$(9,868,603)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	252,597	55,957
Non-cash payments on capital lease obligations	-	(709)
Share-based compensation expense - stock	105,937	1,088,000
Share-based compensation expense - options	331,160	741,796
Share-based compensation expense - warrants	30,086	297,076
Loss on impairments of intangible assets and property and equipment	10,513	-
Changes in operating assets and liabilities
Due from factor, net	6,184	(37,786)
Accounts receivable, net	8,674	(8,674)
Inventory	(386,080)	(1,232,533)
Deposits	(34,147)	137,845
Prepaid expenses	21,224	684,207
Other current assets	(76,898)	(6,411)
Accounts payable and accrued liabilities	1,003,754	190,968
Accounts payable - related party	(6,354)	(56,823)
Net cash used in operating activities	(4,098,723)	(8,015,690)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(138,719)	(171,072)
Acquisition of intangible assets	(17,481)	(135,148)
Other non-current assets	-	(16,370)
Net cash used in investing activities	(156,200)	(322,590)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	-	200,005
Repayments of credit facility	-	(200,005)
Proceeds from long-term note payable	499,934
Proceeds from loans payable, shareholder	195,000	-
Proceeds from other notes payable	130,000
Repayment of loans payable	-	(25,000)
Payments on capital lease obligation	(10,858)	(10,258)
Proceeds from issuance of common stock and warrants	3,518,954	6,441,300
Offering costs	(121,165)	(471,270)
Net cash provided by financing activities	4,211,865	5,934,772

Net increase (decrease) in cash	(43,058)	(2,403,508)

Cash - beginning of year	295,211	2,698,719

Cash - end of year	$252,153	$295,211

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$2,222	$2,501
Taxes	$1,500	-

Supplemental Disclosure of Non-Cash Financing Activity
Stock issued as repayment of note payable	$195,000	-
Warrants issued for capital lease	-	$9,044
Capital lease obligations incurred to acquire intangible assets	-	$114,490

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

Note 2                          Liquidity and Management’s Plan

The Company commenced operations as a development stage enterprise in 2009 and has incurred losses from inception.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $5,365,373 in 2013 and had net cash used in operating activities of $4,098,723 during 2013.  Management believes that the Company will need to raise significant additional capital during 2014 in order to support current operations and planned development.  These factors raise substantial doubt as to our ability to continue as a going concern.

In 2012, the Company emerged from the development stage by launching its initial men’s apparel line in January and its initial women’s apparel line in July, and by opening its first retail store in Las Vegas, Nevada in October.  Sales generated in 2012 and 2013 fell significantly short of expectations.  During 2013, management began efforts to reposition the brand to appeal to a broader market, and has developed a plan to improve the business operations which will require additional issuance of equity securities or placement of debt.  There can there be no assurance that sufficient revenue or financing will occur to meet the Company’s cash needs for the next 12 months. Therefore, a continuation of our recent historical operating results could result in our inability to continue as a going concern.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at December 31, 2013 and 2012, respectively.

Inventory

Inventory primarily consists of finished goods. The cost of finished goods inventory includes all costs incurred to bring inventory to its existing condition and location including product costs, inbound freight and duty.

Inventory is valued on a lower of cost-or-market (“LCM”) basis based upon the weighted average method of inventory costing.  Market value is estimated based upon assumptions made about future demand and retail market conditions.  If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or market.  As discussed in Note 5, the Company recorded a charge to cost of goods sold related to an LCM adjustment of its inventory in 2013 and in 2012.

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

Impairment of Long Lived Assets

Long-lived assets are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset. Impairment charges for long-lived assets included in operating expense were $10,513 and $0 in 2013 and 2012, respectively.

Revenue Recognition

The Company recognizes product revenue when persuasive evidence of an arrangement exists, when title passes and the risks and reward of ownership have passed to the customer, the fee is fixed or determinable, and collectability is probable.

Revenue is recorded net of discounts and an allowance for estimated returns. The allowance for estimated returns related to web sales and retail sales is currently 3% of sales based on the Company’s return policy on its direct-to-consumer sales and historical returns activities. The allowance for estimated returns related to wholesale sales is currently 4% based on the Company’s historical wholesale customer returns. The allowance is reflected as an accrued liability on the balance sheet.

Cost of Goods Sold

Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, inbound freight and duty costs, as well as provisions for reserves related to product shrinkage, excess or obsolete inventory, or LCM adjustments as required.

Shipping and Handling Costs

Costs associated with the Company’s third-party warehouse shipping and handling activities are included within operating expenses in the statement of operations.  Shipping costs associated with sales to customers, marketing related promotions and transfers of inventory from the Company’s distribution centers to its retail location are included as a component of selling and marketing expense.  Warehousing and handling costs are included in general and administrative expense and were $275,017 and $200,744 for 2013 and 2012, respectively.  Any shipping and handling costs billed to customers are recorded as revenue and the related out-bound shipping costs incurred by the Company are recorded as cost of goods sold.

Selling and Marketing Costs

Selling and marketing costs are expensed as incurred.  Advertising costs include expenses associated with sales and product catalogues, sponsorships of events and other consumer publication related activities.  Advertising expenses for the years ended December 31, 2013 and 2012 were $610,935 and $1,857,972 respectively. Accounting for consulting and sponsorship agreements is based upon the specific contract provisions and are expensed as the services are provided.

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

Of the total amount expensed, and as reflected on the statement of operations, an allocation has been made to a related party classification for amounts incurred with an entity that is controlled by the Company’s former Chief Executive Officer and former Chief Operating Officer.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted loss per share is computed by dividing net loss, adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at December 31, 2013 and 2012:

	2013	2012
Stock options, exercise price $0.21 - $2.26	5,161,420	3,808,670
Common stock warrants, conversion price $0.25 - $1.80	13,716,167	6,924,276
Unvested, forfeitable restricted stock grants	-	281,250
Total common stock equivalents	18,877,587	11,014,196

Since the Company incurred a net loss during the years ended December 31, 2013 and 2012, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  Therefore, a separate computation of diluted loss per share is not presented.

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

The Company's financial instruments consisted primarily of cash, accounts payable and accrued liabilities, accounts payable - related party, due from factor and loans payable - related party. The carrying amounts of the Company's financial instruments generally approximated their fair values as of December 31, 2013 and 2012, respectively, due to the short-term nature of such items.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that indefinite-lived intangible assets are impaired before calculating the fair value of the assets.  After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test becomes optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The Company adopted this guidance in 2013 without a material impact on its financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. Since ASU 2013-11 relates only to the presentation of unrecognized tax benefits, we do not expect our adoption of ASU 2013-11 in January 2014 will have a material effect on our financial position, results of operations or cash flows.

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

Note 5                          Inventories

Inventories, net, consist of finished goods inventory of $1,797,154 ($951,966 of which has been classified as non-current) and $1,411,074 for the years ended December 31, 2013 and 2012, respectively.

Adjustment for Lower of Cost-or-Market

As of December 31, 2013, the Company assessed the market value of its inventory on hand.  The Company determined that the market value of the product was less than its cost at both year ends.  As such, the Company recognized a LCM adjustment to inventory of $387,947 and $1,401,220 in December 2013 and 2012, respectively.

Note 6                          Prepaid Expenses

Prepaid expenses consist of the following as of December 31, 2013 and 2012:

	2013	2012
Marketing	$14,026	-
Other	45,311	$80,561
Total prepaid expenses	$59,337	$80,561

Prepaid expenses are amortized over the related service periods, which are less than or equal to one year.

Note 7                          Property and Equipment

Property and equipment consist of the following as of December 31, 2013 and 2012:

	2013	2012
Leasehold improvements	$6,773	$141,355
Construction in progress	103,461	-
Computers and office equipment	41,809	22,840
Furniture and fixtures	19,689	12,692
Software	41,004	36,084
Tradeshow and event equipment	7,229	7,229
	219,965	220,200
Accumulated depreciation	(51,548)	(36,924)
Property and equipment, net	$168,417	$183,276

Depreciation expense for the years ended December 31, 2013 and 2012 was $145,856 and $35,145, respectively.

During 2013, the Company was notified by the landlord of the Las Vegas retail store of their intent to prematurely terminate our lease, and as a result, recorded an impairment loss of $5,723 for the estimated carrying value attributed with this accelerated closure of the location.  No impairment losses were recorded in 2012.

Note 8                          Intangible Assets

Intangible assets consist of the following as of December 31, 2013 and 2012:

	2013	2012
Patent and trademarks	$44,052	$107,926
Website development, net	-	28,177
Domain name	123,535	123,535
Intangible assets, net	$167,587	$259,638

Patents and Trademarks

The Company capitalizes legal fees and filing costs associated with the development of its patents and trademarks.  Patents and trademarks are amortized over an estimated useful life of 5 years using the straight-line method, however, patents and trademarks with indefinite useful lives are not amortized.  Amortization expense for the years ended December 31, 2013 and 2012 was $76,656 and $(1,168), respectively.

Website Development

The Company capitalizes certain costs associated with the development of its website.  Other costs related to the planning and maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful life of 2 years using the straight-line method for financial statement purposes.

As of December 31, 2013 and 2012, the Company’s website development costs are as follows:

	2013	2012
Website development	$50,157	$50,157
Accumulated amortization	(50,157)	(21,980)
Website development, net	$-0-	$28,177

The Company’s website was placed into service in February 2012.  Amortization expense for the years ended December 31, 2013 and 2012 was $28,177 and $21,980, respectively.

Domain Name

In February 2012, the Company capitalized the costs associated with the acquisition of its domain name, ryu.com.  The estimated useful life of the website domain is indefinite and accordingly related capitalized costs are not amortized. See Note 11, Capital Lease. As of December 31, 2013 and 2012, the Company determined that its domain name was not impaired.

Provision for Impairment

The Company reviews and tests its intangible assets with indefinite useful lives for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company’s intangible assets with indefinite lives consist of trademarks, and domain name. In the impairment tests for trademarks and domain name, the Company compares the estimated fair value of each asset to its carrying amount. The fair values of trademarks and domain name are generally estimated using a discounted cash flow method under the income approach. If the carrying amount of a trademark or domain name exceeds its estimated fair value, the Company calculates impairment as the excess of carrying amount over the estimate of fair value.

Impairment charges are classified as a component of operating expense. The impairment tests and related fair value estimates are based on a number of factors, including assumptions and estimates for projected sales, income, cash flows, discount rates, remaining useful lives and other operating performance measures. Changes in estimates or the application of alternative assumptions could produce significantly different results. These assumptions and estimates may change in the future due to changes in economic conditions, changes in the Company’s ability to meet sales and profitability objectives or changes in the Company’s business operations or strategic direction.

During 2013, the Company determined that the carrying value of a trademark exceeded its fair value and recorded a $4,790 impairment charge.  No impairment loss was recorded in 2012.

Note 9                          Credit Facilities and Notes Payable

In December 2013 the Company entered into a term note (“Note”) in the principal amount of $499,934.  The Note has a maturity date of January 1, 2015 and bears interest of 15% per annum, which is payable quarterly, and is secured by all of the assets of the Company. In connection with the issuance of the Note, the Company issued warrants to purchase up to 300,000 shares of common stock at an exercise price of $0.25 until January 1, 2015.  The Company is in compliance with the covenants of the Note as of December 31, 2013.

During 2013 the Company was advanced funds totaling $130,000 in anticipation of participating in a private placement financing.  Under the terms of the private placement subscription agreement, the Company is entitled to utilize the proceeds as an interest free loan until the subscription is accepted and the certificates delivered.  Subsequent to year end, these advances were accepted as part of the private placement further described in note 18 – Subsequent events.

In June 2012, the Company entered into a one year, unsecured, credit facility. The credit facility had a maximum borrowing capacity of $500,000. Under this credit facility, the Company paid interest at a rate of 6% per year.  In July 2012, the Company made a $200,005 draw upon the credit facility.   This amount was repaid in August 2012 along with accrued interest in the amount of $712.  No balance was outstanding under the revolving credit facility at December 31, 2012.  The credit facility was terminated in February 2013.

Note 10                        Loans Payable - Related Party

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

During the years ended December 31, 2013 and 2012, the Company incurred and paid interest in the amounts of $2,222 and $1,789, respectively.

Note 12                        Stockholders’ Equity

Stock Issued for Cash

Year ended December 31, 2013

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

In June 2013, the Company issued a total of 7,290,000 shares of common stock as part of a private placement offering for $1,775,783 ($0.25/share), net of direct offering costs of $46,717.  780,000 shares of this private placement were issued as repayment to the holder of the note payable discussed in Note 9, as directed by the holder of the note. Only the holders of these warrants have the right to exercise the warrants at the specified fixed strike price, according to the terms outlined above.  In conjunction with this offering, one warrant for each share issued was granted. Details of the warrants issued are shown in the table below:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration
June 2013	7,290,000	Fully vested upon issuance	$0.25	3	Years

In November 2013, the Company issued a total of 4,414,542 shares of common stock as part of a private placement offering for $439,151 ($0.10/share), net of direct offering costs of $2,303.  In conjunction with this offering, one warrant for each share issued was granted.  Only the holders of these warrants have the right to exercise the warrants at the specified fixed strike price, according to the terms outlined above.  Details of the warrants issued are shown in the table below:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration
November 2013	4,414,542	Fully vested upon issuance	$0.10	3	Years

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

Stock Issued for Services

For the year ended December 31, 2013, there was no stock issued for services.  During the years ended December 31, 2013 and 2012, the Company recognized expense of $105,937 and $1,088,000 related to stock issued for services, respectively.  On January 26, 2012, the Company issued 100,000 shares of common stock to a consultant for services rendered, for a total of $98,000 ($0.98/share), based upon the quoted closing trading price.

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

The Company had the following stock option grants and forfeitures:

Year Ended December 31, 2013

	Shares	Fair Market	Share Vesting Schedule					Expiration
Grant Date	Granted	Value	2011	2012	2013	2014	2015 and thereafter	(Years)
January 2013	500,000	$227,101	-	-	375,000	125,000	-	10
March 2013	1,550,000	465,607	-	-	762,500	387,500	400,000	10
March 2013 (1)	(63,500)	(15,420)	(13,500)	-	-	(12,500)	(37,500)	10
May 2013	50,000	7,136	-	-	-	12,500	37,500	10
June 2013	200,000	90,751	-	-	100,000	-	100,000	10
June 2013 (1)	(2,256,250)	(979,464)	-	-	(400,000)	(1,353,750)	(502,500)	5-10
July 2013	1,250,000	230,303	-	-	600,000	350,000	300,000	10
September 2013	930,000	191,675	-	-	130,000	317,500	482,500	10
October 2013	80,000	7,738	-	-	-	20,000	60,000	10
December 2013 (1)	(250,000)	(31,556)	-	-	-	(125,000)	(125,000)	10
Total	1,990,250	$193,871	(13,500)	-	1,567,500	(278,750)	715,000

(1)	Options forfeited upon termination of employment. The Company reversed $33,353 of expense related to the unvested portion of the forfeited stock options.

Year Ended December 31, 2012

	Shares	Fair Market	Share Vesting Schedule					Expiration
Grant Date	Granted	Value	2011	2012	2013	2014	2015 and thereafter	(Years)
January 2012	770,000	$623,432	-	192,500	192,500	192,500	192,500	10
March 2012	4,000	2,880	-	4,000	-	-	-	10
April 2012	600,000	352,138	-	600,000	-	-	-	5
May 2012 (1)	(200,000)	(85,495)	-	(125,000)	(25,000)	(25,000)	(25,000)	10
August 2012	635,000	422,282	-	100,000	133,750	133,750	267,500	10
August 2012 (1)	(400,000)	(79,666)	(300,000)	-	(25,000)	(25,000)	(50,000)	10
December 2012	(40,000)	(31,237)	-	-	(10,000)	(10,000)	(20,000)	10
Total	1,369,000	$1,204,334	(300,000)	771,500	266,250	266,250	365,000

(1)	Options forfeited upon termination of employment. The Company reversed $25,544 of expense relating to the unvested portion of the forfeited stock options.

The Black-Scholes assumptions used for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Exercise price	$0.14 - $0.52	$0.89 - $1.00
Expected dividends	0%	0%
Expected volatility	100%	100%
Risk free interest rate	0.98% - 2.03%	0.33% - 2.08%
Expected term of option	4 – 10 years	2.5 – 10 years
Expected forfeitures	10 - 35%	0%

The following is a summary of the Company’s stock option activity:

Year Ended December 31, 2013

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value
Balance – December 31, 2012	4,611,170	$1.22	8.34 years	$-
Granted	4,560,000	0.37
Exercised	-	-
Forfeited/Cancelled	(2,569,750)	0.55
Outstanding - December 31, 2013	6,601,420	$0.89	8.48 years	$-
Exercisable - December 31, 2013	5,161,420	$0.82	7.43 years	$-

Year Ended December 31, 2012

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value
Balance – January 1, 2012	3,242,170	$1.24	8.58 years	$558,000
Granted	2,009,000	0.94	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	(640,000)	1.63	-	-
Outstanding - December 31, 2012	4,611,170	$1.22	8.34 years	$-
Exercisable – December 31, 2012	3,808,670	$1.07	7.78 years	$-

	December 31, 2013	December 31, 2012
Grant date fair value of options	$5,142,977	$4,880,683
Weighted average grant date fair value	$0.78	$1.06
Outstanding options held by related parties	3,627,670	2,532,670
Exercisable options held by related parties	2,582,670	1,932,670
Fair value of stock options held by related parties	$3,384,656	$3,309,540

During the years ended December 31, 2013 and 2012, the Company recognized expense of $331,160 and $741,796 related to stock option grants, respectively.

Warrants

The Company granted the following warrants:

Year ended December 31, 2013

	Shares	Fair Market	Share Vesting Schedule			Expiration
Grant Date	Granted	Value	2011	2012	2013	(Years)

January 2013	100,000	$30,020	-	-	100,000	5
January 2013 (1)	100,000	-	-	-	100,000	2
March 2013 (1)	2,500	-	-	-	2,500	2
June 2013 (2)	7,290,000	-	-	-	7,290,000	3
June 2013 (3)	(5,415,151)	-	(5,415,151)	-	-	2
November 2013(4)	4,414,542	-	-	-	4,414,542	3
December 2013(5)	300,000	-	-	-	300,000	1
Total	6,791,891	$30,020	(5,415,151)	-	12,207,042

(1)	Warrants issued in connection with the January 2013 private placement discussed in Note 12, Stockholders’ Equity – Stock Issued for Cash.

(2)	Warrants issued in connection with the June 2013 private placement discussed in Note 12, Stockholders’ Equity - Stock Issued for Cash.

(3)	Unexercised warrants that expired in June 2013.

(4)	Warrants issued in connection with the November 2013 private placement discussed in Note 12, Stockholders’ Equity - Stock Issued for Cash.

(5)	Warrants issued in connection with issuance of a note payable as discussed in Note 9, Credit Facilities and Notes Payable.

Year ended December 31, 2012
	Shares	Fair Market	Share Vesting Schedule		Expiration
Grant Date	Granted	Value	2012	2013	(Years)
January 2012 (6)	15,000	$11,650	15,000	-	10
January 2012 (9)	100,000	86,859	100,000	-	5
February 2012 (7)	750,000	-	750,000	-	2
April 2012 (9)	100,000	80,192	100,000	-	5
July 2012 (9)	100,000	68,300	100,000	-	5
August 2012 (8)	294,125	-	294,125	-	2
October 2012 (9)	100,000	46,630	100,000	-	5
Total	1,459,125	$293,631	1,459,125	-

(6)	Warrants issued in connection with the domain name discussed in Note 8, Intangible Assets – Domain Name.

(7)	Warrants issued in connection with the February 2012 private placement discussed in Note 12, Stockholders’ Equity - Stock Issued for Cash

(8)	Warrants issued in connection with the August 2012 initial public offering discussed in Note 12, Stockholders’ Equity - Stock Issued for Cash.

(9)	The Company has committed to grant an additional 100,000 warrants to consultants for services to be rendered.
The Black-Scholes assumptions used for the years ended December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Exercise price	$1.20	$0.98 - 1.80
Expected dividends	0%	0%
Expected volatility	100%	100%
Risk free interest rate	0.89%	0.24 - 0.82%
Expected term of warrant	2-10 years	2 - 10 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s warrant activity:

Year ended December 31, 2013
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value
Outstanding - December 31, 2012	6,924,276	$1.57	0.90 years	$-
Granted	12,207,042	0.51	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	(5,415,151)	1.80	-	-
Outstanding - December 31, 2013	13,716,167	$0.54	2.45 years	$-
Exercisable - December 31, 2013	13,716,167	$0.54	2.45 years	$-

Year ended December 31, 2012
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value
Outstanding – January 1, 2012	5,465,151	$1.80	1.49 years	$-
Granted	1,459,125	1.57	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding - December 31, 2012	6,924,276	$1.57	0.90 years	$-
Exercisable - December 31, 2012	6,924,276	$1.75	0.90 years	$-

During the years ended December 31, 2013 and 2012, the Company’s expense related to stock warrants issued for services was $30,086 and $297,076, respectively.

Note 13                                Income Taxes

For financial reporting purposes, loss before income taxes consisted of the following:

	Year ended December 31,
	2013	2012
United States	$(5,363,373)	$(9,867,103)
Loss before income tax	$(5,363,373)	$(9,867,103)

The components of the provision for income taxes (benefit) consisted of the following:

	Year ended December 31,
	2013	2012
Current
Federal	$-	$-
State and local	2,000	1,500
	2,000	1,500
Deferred
Federal	-	-
State	-	-
		-
Income tax expense	$2,000	$1,500

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year ended December 31,
	2013	2012
Expected income tax (benefit) at federal statutory rate	$(1,823,397)	$(3,354,815)
Change in valuation allowance	2,100,530	5,204,480
Deferred Tax True-up	(59,300)	(1,472,024)
State and Local Taxes	(265,962)	(508,735)
Other Permanent Items	50,129	132,594
Reported income tax (benefit) expense	$2,000	$1,500
Effective tax rate	(0.04% )	(0.02% )

Significant components of the Company’s deferred taxes consisted of the following:

	Year ended December 31,
	2013	2012
Deferred Tax Assets
Inventory Reserves	$101,548	$563,846
Stock Based Compensation	1,448,799	1,377,685
NOL Carryforward	6,629,634	4,151,909
Other	96,852	70,890
Subtotal	8,276,833	6,164,330
Less: valuation allowance	(8,259,535)	(6,159,005)
Total Net Deferred Tax Assets	17,298	5,325

Deferred Liabilities
Other	(17,298)	(5,325)
Total Net Deferred Tax Liabilities	(17,298)	(5,325)

Net Deferred Tax Asset	$-	$-

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

Based on consideration of these items, the Company has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2013 and 2012 respectively. Accordingly, a valuation allowance of $8,259,535 has been recorded, and the ending net deferred tax asset at December 31, 2013 is $0.

As of December 31, 2013 and 2012, the Company had no unrecognized tax benefits.

The Company files income tax returns in United States federal jurisdiction, the states of Oregon and California and certain local jurisdictions. Our U.S. federal income tax returns for 2009 through 2013 are open to review by the U.S. Internal Revenue Service. Our state income tax returns for 2009 through 2013 are open to review, depending on the respective statute of limitation in each state.

The Company has federal net operating loss carryforwards as of December 31, 2013 as follows:

Expiring year:	Amount
2030	$1,136,775
2031	2,229,861
2032	8,592,348
2033	4,839,495
Total	$16,789,174

Note 14                        Related Party Transactions

During 2013, sales to related parties totaled approximately $16,000 and the Company purchased equipment totaling $1,000 from Exit 21 an organization affiliated with our former COO.

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

Note 15                        Commitments

Lease Obligations

The Company has obligations under operating leases for its corporate office facility and for its retail stores.  The leases expire at various dates through 2018.  Rent expense classified in General and Administrative expense associated with the Company’s operating leases was $207,651 and $77,565 for the years ended December 31, 2013 and 2012, respectively. Amounts in the table below reflect a rent escalation clause for the retail store but does not include contingent rent the Company may incur based on future sales above approximately $105,000 per month.

The Company also entered into a capital lease agreement to lease the domain name ryu.com through 2022, as discussed in Note 11.  The future minimum lease payments required under the operating and capital leases as of December 31, 2013 are as follows:

	Operating Leases	Capital Lease	Total Lease Obligations
2014	$160,010	$10,919	$170,929
2015	132,563	11,115	143,678
2016	134,162	11,314	145,476
2017	135,808	11,516	147,324
2018	125,913	11,723	137,636
Thereafter	-	36,012	36,012
Total minimum lease payments	688,456	92,599	781,055
Less: current maturities	(160,010)	(10,919)	(170,929)
Long-term lease obligations	$528,446	$81,680	$610,126

Inventory Purchase Obligations

As of December 31, 2013, the Company had commitments to purchase $554,778, net of deposits, of inventory related to the Company’s future product lines.

Note 16                        Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results and cash flows.

Note 17                        Segment Information

The Company’s operating segments are based on how its chief operating decision maker analyzes and makes decisions about the business and allocates resources.  Its reportable segments are comprised of four profit centers: wholesale, retail, e-commerce and other.  The Company’s wholesale profit center generates revenues and incurs expenses in connection with selling the Company’s product to other retailers.  The LCM adjustments described in Note 5 is included within Wholesale as the Company expects to close out the related goods through its wholesale channel.  The retail profit center generates revenues and incurs expenses in connection with the Company’s retail location.  Additionally, the e-commerce profit center generates revenues and incurs expenses in connection with the Company’s web store. Other includes license and tradeshow related sales and the write-off of excess materials and other production surcharges.  All reportable segments operate within the same industry.

The following table represents the Company’s activity by operating segment for the year ending December 31, 2013.

	Channel
	Wholesale	Retail	E-commerce	Other	Total
Revenue	$420,665	$481,023	$262,638		$1,164,326
Cost of goods sold	785,231	223,103	157,003	$71,646	1,236,983
Gross (loss) profit	$(364,566)	$257,920	$105,635	$(71,646)	$(72,657)
Gross (loss) profit %	-87%	54%	40%		-6%
Reconciliation of gross profit to net loss:
Operating expenses
Selling and marketing					1,347,380
Product creation					522,368
Product creation – related party					1,000
General and administrative					3,409,455
Loss on impairments					10,513
Total operating expenses					5,290,716

Loss before taxes					(5,363,373)
Income tax expense					2,000
Net loss					$(5,365,373)

The following table represents the Company’s activity by operating segment for the year ending December 31, 2012.

	Channel
	Wholesale	Retail	E-commerce	Other	Total
Revenue	$421,050	$129,280	$295,823	$2,828	$848,981
Cost of goods sold	1,665,384	40,762	136,429	121,563	1,964,138
Gross (loss) profit	$(1,244,334)	$88,518	$159,394	$(118,735)	$(1,115,157)
Gross (loss) profit %	-296%	68%	54%	-4199%	-131%
Reconciliation of gross (loss) profit to net loss:
Operating expenses
Selling and marketing					$3,390,574
Product creation					392,311
Product creation - related party					513,426
General and administrative					4,455,635
Total operating expenses					$8,751,946

Loss before taxes					$(9,867,103)
Income tax expense					1,500
Net loss					$(9,868,603)

The Company does not allocate its assets among its profit centers, and as such no asset allocation is shown in the table above.

Note 18                        Subsequent Events

In February 2014, the Company completed a private placement financing comprising of 13,346,830 units at a price of $0.10 per unit for gross proceeds of $1,334,683.  Each unit consists of one common share and one warrant which entitle holders to purchase one additional share at a price of $0.25 per share for a three year period.  The Company paid a finder’s fee of $115,650 cash to one finder in connection with this financing.

Item 9                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, management concluded that, as of December 31, 2013, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is: (1) recorded, processed, summarized and reported in a timely manner; and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was ineffective.  Our management concluded that our disclosure controls and procedures had the following material weaknesses which we believe are a result of a lack of sufficient personnel in our accounting department due to our limited resources.

•	Inability to maintain adequate segregation of duties within our financial operations.

•	Design and implementation of key internal controls over financial reporting is not yet complete.

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

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

During fiscal quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual and Special Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2013.

Item 11	Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual and Special Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2013.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual and Special Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2013.

Item 13	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual and Special Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2013.

Item 14                        Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual and Special Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2013.

PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Employment Agreement with Craig Brod(2)
10.2	Form of Subscription Agreement(3)
10.3	Form of Warrant(3)
10.4*	Lease between Westlake Center Associates Limited Partnership and Respect Your Universe, Inc. dated December 10, 2013
14	Code of Ethics(4)
21	Subsidiaries(5)
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
99.1*	Stock Option Plan
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
      *filed herewith
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, filed April 20, 2010.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed on July 24, 2013.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed on February 6, 2014.
(4)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, filed on March 9, 2012.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, filed on April 14, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Respect Your Universe, Inc.

Date: April 15, 2014	/s/ Craig Brod, Ph.D
Craig Brod, Ph.D Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2014	/s/ James Nowodworski
James Nowodworski Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Craig Brod	Director and Chief Executive Officer (Principal Executive Officer)	April 15, 2014
Craig Brod /s/ James Nowodworski	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2014
James Nowodworski /s/ Bill Marcus	Director	April 15, 2014
Bill Marcus /s/ Dale Wallster	Director	April 15, 2014
Dale Wallster /s/ Martino Ciambrelli	Director	April 15, 2014
Martino Ciambrelli /s/ Michelle Sibley	Director	April 15, 2014
Michelle Sibley