Form 10-K/A
period 2013-12-31
RESPECT YOUR UNIVERSE, INC.
filed 2014-04-29
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-54885

Respect Your Universe, Inc.
(Exact name of registrant as specified in its charter)

Nevada	68-0677944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

818 North Russell Street, Portland, Oregon	97227
(Address of principal executive offices)	(Zip Code)

1-877-798-8326
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $14,915,840 as of June 28, 2013

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  76,273,500 shares of common stock as of April 11, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for Respect Your Universe, Inc. (referred to herein as “we,” “our,” “us”, or “RYU”), originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 (the “Original Filing”), solely for the purpose of amending Items 10 through 14 in Part III and Item 15 in Part IV. The information in Part III was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated in the Form 10-K by reference to a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include the Part III information in our Form 10-K because we no longer expect to file a definitive proxy statement containing this information before the date that is 120 days after our fiscal year end. Part IV is being amended to add certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the Original Filing. Additionally, the reference to the Company’s Proxy Statement for the 2014 Annual  Meeting of Stockholders in Part III of the Original Filing is hereby deleted. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

As of April 29, 2014, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Craig Brod, Ph.D.	Chief Executive Officer, President and Director	65	April 30, 2013
Jim Nowodworski	Chief Financial Officer, Secretary, and Treasurer	55	July 23, 2013
Bill Marcus	Director	54	December 19, 2012
Dale Wallster	Director	57	April 30, 2013
Martino Ciambrelli	Director	51	February 3, 2014
Michelle Sibley	Director	43	March 11, 2014

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Craig Brod, Ph.D., Chief Executive Officer, President and Director

Dr. Brod, Ph.D has been our Chief Executive Officer since April 30, 2013. Dr. Brod was a principal at Just Cause Investors, Inc., a consulting firm that specializes in strategic development and securing investments for social impact businesses. Prior to this, Dr. Brod was Executive Vice-President for WPI-Koll real estate where he was responsible for store mix, merchandising concepts and brand development for 3 million square feet of retail in Japan with projects valued at $3 billion. Additionally, Dr. Brod was the founder of Imaginarium Toy Centers, Inc., a national chain of educational toy stores that was sold to Toys R Us, and had peak sales of $650 million. Dr. Brod received his PhD. from Saybrook Institute, San Francisco, California in Clinical and Organizational Psychology.

We believe Dr. Brod is qualified to serve on our board of directors because of his education and business experiences, including his experience in the retail sector.

Jim Nowodworski, Chief Financial Officer, Secretary, and Treasurer

Mr. Nowodworski has been our Chief Financial Officer since July 23, 2013.  Mr. Nowodworski was the Chief Financial Officer or Controller of Lucy Activewear, Inc. (“Lucy”) from July 2006 to August 2010 where he supported their growth from 28 locations to 75 locations with over 700 employees in 20 states.  Lucy designs, sources, and distributes women’s active wear through its retail locations wholesale network, and thru its web site.  Mr. Nowodworski was Chief Financial Officer of DePaul Industries from June 2011 to July 2013 and from August 2010 to June 2011, Mr. Nowodworski worked as a consultant for various companies.

Mr. Nowodworski is a Certified Public Accountant with over 30 years’ experience in financial services, retail, non-profits, and various industries. Mr Nowodworski holds a Bachelors of Science in Business Administration from Portland State University in 1982. He is a member of the AICPA, OSCPA, and has held various board or advisory positions.

Bill Marcus, Director

Mr. Marcus has been Senior Managing Director of Hedgeharbor, Inc., and President of its affiliate Evolution Trading Partner, LLC.  Prior to this, Mr. Marcus was Executive Vice-President, Head of Sales North America for Newedge Group since 2001. At Newedge, Mr. Marcus led sales, business development and coordination between the global offices, as well as, between several of its parent banking groups. Mr. Marcus directly managed top global relationships with financial institutions, including; asset managers, hedge funds, CTAs, investors, professional trading groups, corporations, governments and family offices.

Mr. Marcus achieved a dual B.S. from Syracuse University School of Management in 1982 and attended Harvard Business School in 1984. He actively serves on the Board of Asset Alliance and the Gene Siskel Film Center, School of the Art Institute in Chicago.

We believe Mr. Marcus is qualified to serve on our board of directors because of his education and business experiences, including his experience in the financial services sector.

Dale Wallster, Director

Mr. Wallster is Chief Executive officer and Secretary of Datum Ventures Inc. Prior to this Mr. Wallster founded Roughrider Uranium Corp. in January 2003. Since then, Mr. Wallster served as President and Director of Roughrider Uranium Corp., while it was a wholly-owned subsidiary of Hathor Exploration Limited from July 2006 to February 2008. He has been a Director of Thunderstruck Resources Ltd. since October 27, 2011, Datum Ventures Inc. since February 16, 2011 and Kivalliq Energy Corp. since January 19, 2012. He holds a Bachelor of Science in Geology (Honours) from the University of Western Ontario in 1979.

We believe Mr. Wallster is qualified to serve on our board of directors because of his education and business experiences, including his experience as a director of other public companies.

Martino Ciambrelli, Director

Mr. Ciambrelli has over 25 years’ experience in sales development and management of consumer brands with a focus on the food and beverage industry. Since March 2013, he has been President of Naturo Group Investments Inc., a nutritional beverage and food company. From July 2011 to February 2013, he was Director of Business Development, Pacific at AirSprint Inc., a company that specializes in private aviation solutions. From March 2001 to July 2011, he was Regional Manager Western Canada at Johnvince Foods, which owns the rights to the “Mr. Peanut” brand in Canada.

We believe Mr. Ciambrelli is qualified to serve on our board of directors because of his education and business experiences, including his experience in the retail sector.

Michelle Sibley, Director

Michelle Sibley is the Chief Financial Officer at Sachs Capital Group LP.  Over the past ten years, her responsibilities at Sachs Capital Group LP have covered all financial aspects of the business, including financial modeling of investment opportunities, cash management, accounting oversight, coordination of financial transactions, tax research and analysis, review of legal documents and structuring of deals terms.  While at Sachs Capital Group, Ms. Sibley also served as the Chief Financial Officer for SCG Financial Acquisition Corp., a publicly traded special purpose acquisition company.  Prior to joining Sachs Capital Group LP, Ms. Sibley was a senior tax manager in Deloitte & Touche’s tax practice.

We believe Ms. Sibley is qualified to serve on our board of directors because of her education and business experiences, including her experience in the financial services sector.

Family Relationships

There are no family relationships between any director or executive officer.

Significant Employees

We do not have other significant employees.

Audit Committee

Our board has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. It consists of Michelle Sibley, Bill Marcus, and Craig Brod, and oversees and reports to the Board of Directors on various auditing and accounting-related matters, including the maintenance of the integrity of our financial statements, reporting process and internal controls; the selection, evaluation, compensation and retention of our independent registered public accounting firm; the performance of internal audit; legal and regulatory compliance, including our disclosure controls and procedures; and oversight over our risk management policies and procedures.

Bill Marcus serves as chairman of this committee and has been determined by our Board to be an “audit committee financial expert” as defined under the rules of the SEC.

Term of Office

Our directors cease to hold office immediately before their election at an annual general meeting or their appointment by the unanimous resolution of our shareholders, but are eligible for re-election or re-appointment. Notwithstanding the foregoing, our directors hold office until their successors are elected or appointed, or until their deaths, resignations or removals. Our officers hold office at the discretion of our board of directors, or until their deaths, resignations or removals.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our directors and officers.

Director Independence

Our board of directors consists of Craig Brod, Ph.D., Bill Marcus, Dale Wallster, Martino Ciambrelli and Michelle Sibley. Our securities are quoted on the OTC Markets which does not have any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the company. Using this definition of independence, we have determined that all members of our board of directors, except for Craig Brod, are each an independent director. Craig Brod is not independent as he is also an executive officer.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have adopted a Code of Ethics, which is included as an exhibit to this Annual Report on Form 10-K. We believe that our code of ethics is suitable given the small size of our company. Our code of ethics covers insider trading, accounting and disclosure controls, antitrust laws, false claims, conflicts of interest and provides how employees can report violations of the code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of the outstanding Shares to file reports of ownership and changes in ownership concerning their Shares with the SEC and to furnish us with copies of all Section 16(a) forms they file. We are required to disclose delinquent filings of reports by such persons.

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2013, with the exception of the following:

Name	Number of LateReports	Number of Transactions Not Reported on a TimelyBasis	Failure to File Requested Forms
Craig Brod	3	6	Nil
Jim Nowodworski	1	1	Nil
Bill Marcus	3	8	Nil
Dale Wallster	1	1	Nil
David Campisi	1	2	Nil
Munir Ali	1	1	Nil

Item 11	Executive Compensation

The particulars of compensation paid to the following persons:

•	our principal executive officer and principal financial officer;

•	our two most highly compensated executive officers other than the CEO and CFO who were serving as executive officers at the end of the last completed fiscal year; and

•
up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as our executive officer at the end of the last completed fiscal year,

who we will collectively refer to as the named executive officers, for the fiscal years ended December 31, 2013 are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Nonequity incentive plan compensation ($)	Change in pension value and non- qualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Craig Brod Ph.D. CEO(2)	2013 2012	105,051 N/A	Nil N/A	Nil N/A	150,014 N/A	Nil N/A	Nil N/A	12,250(8) N/A	267,315 N/A
Jim Nowodworski CFO(3)	2013 2012	63,326 N/A	Nil N/A	Nil N/A	64,761 N/A	Nil N/A	Nil N/A	3,395(5) N/A	131,482 N/A
Erick Siffert Former COO(4)	2013 2012	180,000 180,000	Nil Nil	Nil Nil	Nil 79,654	Nil Nil	Nil Nil	6,374 (7) 5,171(5)	186,374 264,825
David Campisi Former CEO(6)	2013 2012	127,975 138,654	Nil Nil	Nil Nil	311,403 398,783	Nil Nil	Nil Nil	4,066(5) 3,405(5)	443,444 540,842

(1)
These amounts represent the fair value of these options at the date of grant. The fair value of all of the options was determined using the Black-Scholes option pricing model, using a 3.59 to 5.27 year expected life of the option, a volatility factor of 100%, a risk-free rate of 1.05% to 1.41% and no assumed dividend rate for the grants in 2013. For the grants in 2012, the fair value of all of the options was determined using the Black-Scholes option pricing model, using a 6.04 to 6.25 year expected life of the option, a volatility factor of 100%, a risk-free rate of 0.92% to 1.21% and no assumed dividend rate.

(2)	Appointed as Chief Executive Officer on April 30, 2013.

(3)	Appointed as Chief Financial Officer on July 23, 2013.

(4)	Mr. Siffert ceased being Chief Operations Officer on January 9, 2014

(5)	Medical benefits paid by the company.

(6)	Mr. Campisi was appointed as our Chief Executive Officer on January 30, 2013 and resigned on April 30, 2013.

(7)	Consists of $1,000 equipment sale from Exit 21, a company owned by the former employee, and medical benefits paid by the company.

(8)	Housing allowance and furniture rental provided under the terms of Mr. Brod’s employment agreement and medical benefits paid by the company.

Compensation Discussion and Analysis

On July 18, 2013, we signed an employment agreement with Craig Brod, Ph.D., our chief executive officer, effective as of May 1, 2013.  We agreed to pay the sum of $168,000 per year and a lump sum of $36,000 to Dr. Brod, which lump sum will be payable on or before January 6, 2014. We also agreed to grant options to purchase up to 900,000 shares of our common stock at an exercise price of $0.35 per share. The options vest as follows: 250,000 immediately; 350,000 on January 31, 2014; and 300,000 on August 31, 2014. We also granted the executive a reasonable housing allowance up to a maximum of $1,800 a month and standard benefits. The employment agreement shall terminate on December 31, 2013 and shall be automatically extended by one year unless either party gives ninety (90) day’s prior written notice. The employment agreement was extended until December 31, 2014. We may also terminate Dr. Brod’s employment without any notice but must pay Dr. Brod $39,000 in severance if the termination is without cause.

Our chief financial officer does not have any written employment agreement other than the agreed upon terms outlined in his initial offer letter. Under the initial offer letter to Jim Nowodworski, our chief financial officer, we agreed to provide him with a base salary of $150,000 on an annual basis and deferred compensation of $30,000 payable annually on January 31 (for 2013, the amount was prorated to $15,000 and payable on January 31, 2014). In addition, we granted him options to purchase 450,000 shares of our common stock at an exercise price of $0.21 with the expiration date of September 5, 2023. Mr. Nowodworski is also eligible for a short term bonus plan beginning with the 2014 year with a target payout of 30% bonus and expected to be paid in early 2015 and we also granted him the standard benefits.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by each named executive officer of our company as of December 31, 2013.

	Option Awards					Stock Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Craig Brod Ph.D.	250,000	650,000	Nil	0.35	7/12/23	Nil	N/A	Nil	N/A
Jim Nowodworski	Nil	450,000	Nil	0.21	9/5/23	Nil	N/A	Nil	N/A
Erick Siffert	300,000 50,000	Nil 50,000	Nil Nil	2.26 1.00	7/2/21 1/1/22	Nil Nil	N/A N/A	Nil Nil	N/A N/A
David Campisi	100,000 4,000	Nil Nil	Nil Nil	0.89 0.97	8/13/22 3/9/22	Nil Nil	N/A N/A	Nil Nil	N/A N/A

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Except as discussed under the heading “Compensation Discussion and Analysis” above, we have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Director Compensation

The following table sets forth for each director, other than a named executive officer, certain information concerning his compensation for the year ended December 31, 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Nonequity incentive plan compensation ($)	Change in pension value and non- qualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Bill Marcus Director	2013	Nil	Nil	Nil	15,420	Nil	Nil	Nil	15,420
Dale Wallster Director	2013	Nil	Nil	Nil	7,136	Nil	Nil	Nil	7,136
Munir Ali Former Director(2)	2013	Nil	Nil	Nil	15,420	Nil	Nil	Nil	15,420

(1)
These amounts represent the fair value of these options at the date of grant. The fair value of all of the options was determined using the Black-Scholes option pricing model, using a 1.9 to 5.6 year expected life of the option, a volatility factor of 100%, a risk-free rate of .98% and 1.17% and no assumed dividend rate.

(2)	Mr. Ali resigned as a director on January 6, 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by our director, other than named executive officer, of our company as of December 31, 2013.

	Option Awards					Stock Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Bill Marcus	50,000 (1) 50,000 (1) 50,000 (1) 50,000 (1) 50,000 (1) Nil	Nil Nil Nil Nil Nil 50,000	Nil Nil Nil Nil Nil Nil	1.20 1.20 1.20 1.20 1.20 0.40	1/25/17 4/26/17 7/26/17 10/26/17 1/30/18 3/10/23	Nil Nil Nil Nil Nil Nil	N/A N/A N/A N/A N/A N/A	Nil Nil Nil Nil Nil Nil	N/A N/A N/A N/A N/A N/A
Dale Wallster	300,000 Nil	Nil 50,000	Nil Nil	0.90 0.28	4/26/17 5/7/23	Nil Nil	N/A N/A	Nil Nil	N/A N/A
Munir Ali	300,000 Nil	Nil 50,000	Nil Nil	0.90 0.28	4/26/17 5/7/23	Nil Nil	N/A N/A	Nil Nil	N/A N/A

(1)
Represents warrants issued to Only One Degree, LLC, of which Mr. Marcus was 50% owner as of December 31, 2013.  The warrants were issued for consulting services prior to Mr. Marcus joining the Board of Directors.

On March 11, 2013, we granted options to Mr. Marcus and Mr Ali to purchase up to 50,000 shares of our common stock at an exercise price of $0.40 per share. The options vest 25% over four years and expire in 2023.  On May 9, 2013, we granted options to Mr. Wallster to purchase up to 50,000 shares of our common stock at an exercise price of $0.40 per share. The options vest 25% over four years and expire in 2023.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 29, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors, named executive officers (as defined in the “Executive Compensation” section above) and current executive officers and by our current directors and executive officers as a group. We have determined the number and percentage of Shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 (the “Exchange Act”). This information does not necessarily indicate beneficial ownership for any other purpose.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Common Stock	Craig Brod Ph.D. (2) 818 North Russell Street Portland, Oregon 97227	520,000	Direct/ Indirect	0.68%
Common Stock	Dale Wallster (3) 818 North Russell Street Portland, Oregon 97227	1,606,000	Direct/ Indirect	2.09%
Common Stock	Bill Marcus (4) 818 North Russell Street Portland, Oregon 97227	1,477,200	Direct/ Indirect	1.92%
Common Stock	Martino Ciambrelli 818 North Russell Street Portland, Oregon 97227	20,000	Direct/ Indirect	.03%
Common Stock	Michelle Sibley 818 North Russell Street Portland, Oregon 97227	Nil	Direct/ Indirect	-
Common Stock	Jim Nowodworski 818 North Russell Street Portland, Oregon 97227	Nil	Direct/ Indirect	-
Common Stock	Erick Siffert (5) 818 North Russell Street Portland, Oregon 97227	1,350,000	Direct/ Indirect	1.76%
Common Stock	David Campisi (6) 818 North Russell Street Portland, Oregon 97227	104,000	Direct/ Indirect	.14%
Common Stock	Dirctors and Current Executive Officers as a group (6 persons)	3,623,200		4.64%

(1)
Percentage of ownership is based on 76,273,500 shares issued and outstanding as of April 29, 2014. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such Shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to stock options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such stock option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes options to purchase 500,000 shares of common stock and 20,000 shares of common stock owned by Mr. Brod’s by spouse.

(3)	Includes options to purchase 350,000 shares of common stock and warrants to purchase 187,500 shares of commons stock

(4)
Includes options to purchase 50,000 share of common stock and warrants to purchase 750,000 share of common stock issued to Only One Degree, LLC.  These warrants represent Mr. Marcus’ 50% ownership interest in Only One Degree, LLC.

(5)	Includes options to purchase 350,000 shares of common stock.

(6)	Includes options to purchase 104,000 shares of common stock.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13	Certain Relationships and Related Transactions, and Director Independence

Transactions with related persons

Except as set out below and discussed under the heading “Compensation Discussion and Analysis” above, since January 1, 2012, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(a)  any director or executive officer of our company;

(b)  any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(c)  and of our promoters and control persons; and

(d)  any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

On March 8, 2011, an entity affiliated with our then Chief Executive Officer loaned us $25,000. The loan is non-interest bearing, unsecured and was repaid on March 8, 2012.

During 2013, sales to related parties totaled approximately $16,000 and we purchased equipment totaling $1,000 from Exit 21 an organization affiliated with our former COO.

Throughout the year ended December 31, 2012, we contracted with a third-party investor relations consulting entity, which is 50% owned by one of our board of directors. We issued 100,000 shares of stock and 400,000 stock warrants to this entity in 2012, resulting in $379,981 in expense to us in 2012.  The director’s interest in these transactions was $189,991, based on his 50% ownership in the entity.

Item 14	Principal Accounting Fees and Services

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the fees billed to our company for professional services rendered by Deloitte & Touche LLP, our independent registered public accounting firm, for the years ended December 31, 2013 and 2012:

	2013	2012
Deloitte & Touche LLP	USD	USD
Audit Fees	115,000	115,000
Audit-Related Fees	-	65,000(1)
Tax-Fees	12,960	-
Other Fees	490	-
Total Fees	128,450	180,000

(1)
Represents fees associated with our initial public offering on the TSX Venture Exchange and restatement of our Annual Report on Form 10-K for the period ended December 31, 2011 and Quarterly Reports on Form 10-Q for the periods ending March 31, 2012 and June 30, 2012.

Pre-Approval Policies and Procedures with respect to Services Performed by Independent Registered Public Accounting Firms

Before Deloitte & Touche LLP was engaged by us to render any auditing or permitted non-audit related service, our board of directors approved the engagement.

Our board of directors has considered the nature and amount of fees billed by Deloitte & Touche LLP and believe that the provision of services for activities unrelated to the audit was compatible with maintaining Deloitte & Touche LLP’s independence.

PART IV

Item 15	Exhibits, Financial Statement Schedules

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Employment Agreement with Craig Brod(2)
10.2	Form of Subscription Agreement(3)
10.3	Form of Warrant(3)
10.4	Lease between Westlake Center Associates Limited Partnership and Respect Your Universe, Inc. dated December 10, 2013(5)
10.5*	Employment Offer Letter to Jim Nowodworski
14	Code of Ethics(4)
21	Subsidiaries(6)
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
99.1	Stock Option Plan(5)
101.INS	XBRL Instance Document(5)
101.SCH	XBRL Taxonomy Extension Schema Document(5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(5)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(5)
      *filed herewith
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, filed April 20, 2010.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed on July 24, 2013.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed on February 6, 2014.
(4)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, filed on March 9, 2012.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, filed on April 15, 2014.
(6)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, filed on April 14, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Respect Your Universe, Inc.

Date: April 29, 2014	/s/ Craig Brod, Ph.D
Craig Broad, Ph.D Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2014	/s/ James Nowodworski
James Nowodworski Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date/
/s/ Craig Brod	Director and Chief Executive Officer (Principal Executive Officer)	April 29, 2014
Craig Brod /s/ James Nowodworski	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2014
James Nowodworski /s/ Bill Marcus	Director	April 29, 2014
Bill Marcus /s/ Dale Wallster	Director	April 29, 2014
Dale Wallster /s/ Martino Ciambrelli	Director	April 29, 2014
Martino Ciambrelli /s/ Michelle Sibley	Director	April 29, 2014
Michelle Sibley