Form 10-Q
period 2014-03-31
RESPECT YOUR UNIVERSE, INC.
filed 2014-06-06
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  107,873,500 shares of common stock as of June 5, 2014

RESPECT YOUR UNIVERSE, INC.
FOR THE THREE MONTHS ENDED
MARCH 31, 2014

PART I

Item 1                   Financial Statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013

ASSETS

Current assets
Cash	$251,977	$252,153
Due from factor	145,838	31,602
Inventory, net	992,096	845,188
Deposits	123,715	107,395
Prepaid expenses	69,537	59,337
Other current assets	61,470	83,309
Total current assets	1,644,633	1,378,984

Property and equipment, net	215,514	168,417

Other assets
Non-current inventory, net	640,890	951,966
Intangible assets, net	166,319	167,587
Total other assets	807,209	1,119,553

Total assets	$2,667,356	$2,666,954

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,409,512	$1,603,852
Note payable, net of discount	499,934	-
Loans payable - related party	-	130,000
Current portion of capital lease	10,423	10,919
Total current liabilities	1,919,869	1,744,771

Other liabilities
Note payable, net of discount	-	499,934
Capital lease, net of current portion	79,606	81,746
Total other liabilities	79,606	581,680

Stockholders’ equity
Common stock, $0.001 par value, 500,000,000 shares
authorized; 76,273,500 and 62,926,670 shares issued
and outstanding, respectively	76,274	62,927
Additional paid in capital	24,729,762	23,563,404
Accumulated deficit	(24,138,155)	(23,285,828)
Total stockholders’ equity	667,881	340,503

Total liabilities and stockholders' equity	$2,667,356	$2,666,954

See accompanying notes to condensed financial statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2014	March 31, 2013

Revenue	$297,946	$387,692

Cost of Goods Sold	258,622	275,370

Gross profit	39,324	112,322

Operating expenses
Selling and Marketing	177,985	409,936
Product creation	60,249	137,043
General and administrative	629,577	917,782
Total operating expenses	867,811	1,464,761

Loss before interest expense	(828,487)	(1,352,439)

Interest expense	23,840	517

Net loss	$(852,327)	$(1,352,956)

Net loss per common share -
basic and diluted	$(0.01)	$(0.03)
	#REF!	#REF!
Weighted average number of common
shares outstanding during the period -
basic and diluted	71,231,364	49,822,475

See accompanying notes to condensed financial statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Total
	Common Stock, $0.001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity

Balance, January 1, 2014	62,926,670	$62,927	$23,563,404	$(23,285,828)	$340,503

Issuance of common stock and warrants for cash and exchange of $130,000 loans payable. ($0.10/share), net of offering costs of $167,616	13,346,830	13,347	1,153,720	-	1,167,067

Share based compensation - options	-	-	12,638	-	12,638

Net loss				(852,327)	(852,327)

Balance, March 31, 2014	76,273,500	$76,274	$24,729,762	$(24,138,155)	$667,881

See accompanying notes to condensed financial statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2014	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(852,327)	$(1,352,956)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10,077	45,153
Share-based compensation expense - stock	-	48,750
Share-based compensation expense - options	12,638	97,976
Share-based compensation expense - warrants	-	30,020
Loss on impairment/disposal of fixed assets	-	6,073
Changes in operating assets and liabilities
Due from factor	(114,236)	(103,642)
Accounts receivable, net	-	(484)
Inventory	164,168	(14,496)
Deposits	(16,320)	41,113
Prepaid expenses	(10,200)	320
Other current assets	21,839	1,107
Accounts payable and accrued liabilities	(194,340)	(123,894)
Accounts payable - related party	-	(4,876)
Net cash used in operating activities	(978,701)	(1,329,836)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(55,906)	(4,501)
Acquisition of intangible assets	-	(7,394)
Net cash used in investing activities	(55,906)	(11,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(2,636)	(3,000)
Proceeds from issuance of common stock and warrants	1,204,683	1,450,000
Offering costs	(167,616)	(72,145)
Net cash provided by financing activities	1,034,431	1,374,855

Net (decrease) increase in cash	(176)	33,124

Cash - beginning of year/period	252,153	295,211

Cash - end of year/period	$251,977	$328,335

Supplemental Disclosure of Cash Flow Information
Cash paid during the year/period for:
Interest	$5,090	$460
Taxes	$800	$1,500

Supplemental Disclosure of Non-Cash Activities
Stock issued as repayment of loans payable	$130,000	$-
Warrants issued for capital lease	$-	$-

RESPECT YOUR UNIVERSE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

Note 1   Organization and Nature of Operations

Respect Your Universe, Inc. (“the Company”), which was incorporated in 2008, is a vertically integrated active lifestyle apparel brand that engages in the development, marketing and distribution of apparel and accessories. With operations based in Portland, Oregon, the Company’s products are sold through wholesale, retail and e-commerce channels.

Note 2   Liquidity and Management’s Plan

The Company commenced operations as a development stage enterprise in 2009 and has incurred losses from inception.  As shown in the accompanying condensed financial statements, the Company incurred a net loss of $852,327 and had net cash used in operating activities of $978,701 for the three months ended March 31, 2014.   As of March 31, 2014, the Company’s cash balance was $251,977. Although the Company has successfully raised $3,160,000 in 2014 as discussed in Note 15 - Subsequent Events, the Company will need to raise sufficient capital during 2014 in order to support current operations and planned development.  These factors raise substantial doubt as to our ability to continue as a going concern.

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

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company be unable to continue as a going concern.

Note 3   Basis of Presentation

The accompanying unaudited, interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of December 31, 2013 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The unaudited interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended March 31, 2014 are not necessarily indicative of results for the full fiscal year.

Summary of Significant Accounting Policies

There have been no material changes during 2014 in the Company’s significant accounting policies to those previously disclosed in the 2013 Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates. Some of the more significant estimates relate to revenue recognition, including sales returns and claims from customers, slow-moving and closeout inventories, income taxes and stock-based compensation.

Reclassifications

Interest expense for the three months ended March 31, 2013 was reclassified to conform to the current year’s presentation.

Note 4  Earnings (Loss) per Share

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

The Company had the following potential common stock equivalents at March 31, 2014 and March 31, 2013:

	March 31, 2014	March 31, 2013
Stock options, exercise price $0.21 - $2.26	5,556,420	3,795,170
Common stock warrants, conversion price $0.25 - $1.80	27,062,996	7,126,776
Unvested forfeitable restricted stock grants		187,500
Total common stock equivalents	32,619,416	11,109,446

Since the Company incurred a net loss during the three months ended March 31, 2014 and 2013, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  Therefore, a separate computation of diluted earnings (loss) per share is not presented.

Note 5   Inventories

Inventories, net, consist of finished goods inventory of $1,632,986 ($640,890 of which has been classified as non-current) and $1,797,154 ($951,966 of which has been classified as non-current) as of March 31, 2014 and December 31, 2013, respectively.  Inventories not expected to be sold within 12 months have been classified as non-current.

Adjustment for Lower of Cost-or-Market

As of December 31, 2013, the Company assessed the market value of its inventory on hand.  The Company determined that the market value of inventory was less than its cost. As such, the Company recognized an LCM adjustment to inventory of $387,947 in December 2013.  The Company did not record an adjustment to inventory in the quarter ended March 31, 2014.

Note 6   Property and Equipment

Property and equipment consist of the following as of March 31, 2014 and December 31, 2013:

	2014	2013
Leasehold improvements	$6,773	$6,773
Construction in progress	158,074	103,461
Computers and office equipment	41,809	41,809
Furniture and fixtures	19,689	19,689
Software	41,004	41,004
Tradeshow and event equipment	8,522	7,229
	275,871	219,965
Accumulated depreciation	(60,357)	(51,548)
Property and equipment, net	$215,514	$168,417

Depreciation expense for the three months ended March 31, 2014 and 2013 was $8,809 and $25,827, respectively.

Note 7     Intangible Assets

Intangible assets consist of the following as of March 31, 2014 and December 31, 2013:

	2014	2013
Patent and trademarks, net	$42,784	$44,052
Domain name	123,535	123,535
Intangible assets, net	$166,319	$167,587

Amortization expense for the three months ended March 31, 2014 and 2013 was approximately $1,000 and $19,000, respectely.

 Note 8   Note Payable

In December 2013, the Company entered into a term note (“Note”) in the principal amount of $500,000, net of discounts of $66.  The interest only Note has a maturity date of January 1, 2015 and bears interest of 15% per annum, which is payable quarterly, and is secured by all of the assets of the Company. In connection with the issuance of the Note, the Company issued warrants to purchase up to 300,000 shares of common stock at an exercise price of $0.25 which expire on January 1, 2015.

Note 9   Loans payable – related party

During 2013, the Company was advanced funds totaling $130,000 from a related party in anticipation of participating in a private placement financing.  Under the terms of the private placement subscription agreement, the Company is entitled to utilize the proceeds as an interest free loan until the subscription is accepted and the certificates delivered.  The advances were paid through the issuance of common stock and warrants as part of the February 2014 equity raise as further described in Note 10.

Note 10   Stockholders’ Equity

Stock Issued for Cash

Three months ended March 31, 2014

In February 2014, as a continuation of the November 2013 offering, the Company issued 13,346,830 shares of common stock as part of a private placement offering for proceeds of $1,167,067 ($0.10/share), net of direct offering costs of $167,616.  Included in this private placement the company paid a total of $130,000 of advances – related parties through the issuance of stock and warrants – see Note 9.  In conjunction with this offering, one warrant for each share issued was granted.  Only the holders of these warrants have the right to exercise the warrants at the specified fixed strike price, according to the terms outlined above.  Details of the warrants issued are shown in the table below:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration
February 2014	13,346,830	Fully vested upon issuance	$0.25	3 Years

Only the holders of these warrants have the right to exercise the warrants at the specified fixed strike price, according to the terms outlined above.

Stock Options

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

The following is a summary of the Company’s stock option activity, for the three months ended March 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value
Balance - December 31, 2013	6,601,420	$0.89	8.48 Years		$-
Granted	-
Exercised	-
Forfeited/Cancelled	(135,000)	0.72
Outstanding - March 31, 2014	6,466,420	$0.90	8.39 Years	$
Exercisable - March 31, 2014	5,556,420	$0.78	7.31 Years		$-

During the three months ended March 31, 2014 and 2013, the Company expensed $12,638 and $97,976 related to stock option grants, respectively. At March 31, 2014 approximately $234,000 of stock based compensation expense was expected to be amortized over 2.4 years.

Warrants

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2014:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value
Balance - December 31, 2013	13,716,167	$0.89	8.48 Years	$-
Granted (1)	13,346,829	0.25	3 Years
Exercised
Forfeited/Cancelled	-
Outstanding - March 31, 2014	27,062,996	$0.39	2.55 Years	$-
Exercisable - March 31, 2014	27,062,996	$0.39	2.55 Years	$-

(1)	Warants issued in connection with the February 2014 private placement. discussed in Note 10, Stockholders’ Equity - Stock Issued for Cash.

During the three months ended March 31, 2014 and 2013, the Company expensed $0 and $30,020 respectively, related to stock warrants issued for services.

Note 11   Related Party Transactions

In January 2013, the Company granted 500,000 stock options for services to a third-party consultant that is wholly owned by a former member of the Company’s Board of Directors. The options vest over a one-year period and will expire if unexercised, ten years from the date of grant. The fair value of these options on grant date was $227,101.  The Company used the Black-Scholes-pricing model to determine the fair value of the options.  For the three months ended March 31, 2013, total expense related to this transaction was $38,461.

During the three months ended March 31, 2013, the Company contracted with an investor relations consulting entity, which is 50% owned by a member of the Company’s Board of Directors.  During the three months ended March 31, 2013, the Company issued 100,000 stock warrants to this entity, with a fair value of $30,020. For the three months ended March 31, 2013, total expense related to this transaction was $30,020.

Note 12   Commitments

Lease Obligations

The Company has obligations under operating leases for its corporate office facility and for its retail stores.  The leases expire at various dates through 2018.  Rent expense classified in General and Administrative expense associated with the Company’s operating leases was $43,157 and $51,204 for the three months ended March 31, 2014 and 2013, respectively. Amounts in the table below reflect a rent escalation clause for the retail store but does not include contingent rent the Company may incur based on future sales above approximately $105,000 per month.

The future minimum lease payments required under the operating and capital leases as of March 31, 2013 are as follows:

	Operating Leases	Capital Lease	Total Lease Obligations
2014 (9 months remaining)	$103,990	$8,189	$112,179
2015	132,563	11,115	143,678
2016	134,162	11,314	145,476
2017	135,808	11,516	147,324
2018	125,913	11,723	137,636
Thereafter		36,012	36,012
Total minimum lease payments	632,436	89,869	722,305
Less current maturities	103,990	8,189	112,179
Long-term lease obligations	$528,446	$81,680	$610,126

Inventory Purchase Obligations

As of March 31, 2014, the Company had commitments to purchase approximately $398,000, net of deposits, of inventory related to the Company’s future product lines.

Note 13   Contingencies

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

Note 14   Segment Information

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

The following table represents the Company’s activity by operating segment for the three months ending March 31, 2014:

	Channel
	Wholesale	Retail	Ecommerce	Total
Revenue	$151,390	$57,296	$89,260	$297,946
Cost of goods sold	144,328	41,364	72,930	258,622
Gross profit	7,062	15,932	16,330	39,324
Gross margin	5%	28%	18%	13%

Reconciliation of gross profit to net loss:
Operating expenses
Selling and marketing				177,985
Product creation				60,249
General and administrative				629,577
Interest expense				23,840

Net loss				$(852,327)

The following table represents the Company’s activity by operating segment for the three months ending March 31, 2013:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$169,496	$141,013	$77,183	$0	$387,692
Cost of goods sold	146,706	54,804	49,211	24,649	275,370
Gross profit (loss)	22,790	86,209	27,972	(24,649)	112,322
Gross margin	13%	61%	36%		29%

Reconciliation of gross profit (loss) to net loss:
Operating expenses
Selling and marketing					409,936
Product creation					137,043
General and administrative					917,782
Interest expense					517

Net loss					$(1,352,956)

The Company does not allocate its assets among its channels, and as such no asset allocation is shown in the table above.

Note 15   Subsequent Events

Note Payable, related party

In April 2014, the Company issued an unsecured promissory note to a shareholder of the Company. The principle amount of the note is $30,000 and bears interest at 15% per annum with a minimum payment of $2,000.  The note was repaid in April 2014, including $2,000 of interest expense.

Management and Director Resignations and Appointments

The following list includes activity related to changes to the Company’s management and Board of Directors on May 23, 2014.

•
The Board of Directors appointed Marcello Leone as President of the Company effective May 23, 2014.  As of May 28, 2014, the terms of this employment relationship have not yet been finalized.  Mr. Leone was concomitantly appointed as a Director of the Company.

•	The Board of Directors also appointed Maria Leone, and Peter Pan as Directors of the Company effective May 23, 2014.

•	Dale Wallster resigned as Director of the Company effective May 23, 2014.

Equity Offering

As of May 23, 2014, the Company completed a private placement offering for gross proceeds of $3,160,000, priced at $0.10 per unit. The terms of the offering include the issuance of the Company’s common stock at $0.10/share. In addition, each share of common stock purchased contains a warrant to purchase an additional share of common stock at $0.25/share. The warrants will expire three years from the date of issuance.  In connection with this private placement, the Company paid a finder’s fee of $316,000 to one finder.

As of May 29, 2014, the Company has signed subscription agreements for gross proceeds of $280,000 on the same terms as the offering described above.

Item 2      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the condensed financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q. This discussion highlights key information as determined by management, but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with our 2013 Annual Report on Form 10-K as amended, including the audited financial statements therein (and notes to such financial statements) and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in that report.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”).  In addition, from time to time, the Company, through its management, may make oral forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements.  The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “plan”, “aim”, “will”, “may”, “should”, “could”, “would”, “likely” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance, and therefore you should not put undue reliance upon them. Some of the factors that may cause actual results to differ materially from those indicated in these statements are found in the section “Risk Factors” in this Form 10-Q, and also include without limitation:

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

The forward-looking statements contained in this Form 10-Q reflect our views and assumptions only as of the date of this Form 10-Q.  The Company undertakes no obligation to update or revise any forward-looking statements after the date on which the statement is made, except as required by applicable law, including the securities laws of the United States and Canada.

As used in this Form 10-Q and unless otherwise indicated, the terms “we”, “us”, “our”, “Company”, and “RYU” refer to Respect Your Universe, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Overview

We are an active lifestyle apparel brand focused on the needs of individuals and athletes alike. Our men's and women's performance and active wear lines are specially designed for people who love to move, feel comfortable and look great. Crafted from organic and/or recycled materials, our products are also designed to help nurture the environment.

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

Results of Operations

Revenue

Revenues during the three months ended March 31, 2014 and 2013 were $ 297,946 and $387,692, respectively.  The decrease is primarily due to generating $83,718 less retail sales in 2014 compared to the comparable period in 2013.  Our Las Vegas, Nevada store was closed in late February 2014 and accordingly generated less sales compared to operating a full quarter in 2013.  Our Seattle, Washington store was open in late December 2013 as a temporary store and operated for the full 2014 quarter.

Cost of Goods Sold

Cost of goods sold during the three months ended March 31, 2014 and 2013 were $258,622 and $275,370, respectively.  The decrease in cost of goods sold for 2014 is primarily due to lower sales in 2014.

Gross Profit

Gross profit during the three months ended March 31, 2014 and 2013 was $39,324 and $112,322, respectively.  Gross margins were negatively impacted primarily due to decrease selling prices management deemed necessary to liquidate excess inventories.

The table below presents our actual results by operating segment, as they relate to its revenue, cost of goods sold, gross (loss) profit and gross margin.  The closeout sale described above is included within Wholesale, as we closed out the related goods through our wholesale channel.  Factory surcharges and excess inventory write-offs are included in Other.

Three months ended March 31, 2014

	Segment
	Wholesale	Retail	Ecommerce	Total
Revenue	$151,390	$57,296	$89,260	$297,946
Cost of goods sold	144,328	41,364	72,930	258,622
Gross profit	$7,062	$15,932	$16,330	$39,324
Gross margin	5%	28%	18%	13%

Three months ended March 31, 2013

	Segment
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$169,496	$141,013	$77,183	$0	$387,692
Cost of goods sold	146,706	54,804	49,211	24,649	275,370
Gross profit (loss)	$22,790	$86,209	$27,972	$(24,649)	$112,322
Gross margin	13%	61%	36%		29%

Selling and Marketing Costs

We incurred $177,985 and $409,936 in selling and marketing expenses during the three months ended March 31, 2014 and 2013, respectively.  Expenses during these periods were incurred to generate sales and create awareness and demand for our products through sports marketing agreements, product seeding, digital marketing and social media.  The decrease is primarily related to expense reductions in the areas of staff and contractor expenses, direct advertising, consulting fees, and travel and entertainment expenses.

Product Creation Costs

During the three months ended March 31, 2014, we incurred product creation expenses of $60,249 compared to $137,043 during the three months ended March 31, 2013.  The decrease is primarily related to expense reductions in the areas of contractor expenses and consulting fees.

General and Administrative Costs

General and administrative expenses for the three months ended March 31, 2014 were $629,577 compared to $917,782 for the three months ended March 31, 2013.  The decrease is primarily related to expense reductions in the areas of staff and contractor expenses, professional fees, investor relations, and depreciation and amortization, offset by an increase in travel and entertainment expenses.

Interest expense

Interest expense was $23,840 and $517 for the three months ended March 31, 2014 and 2013, respectively.  The increase in interest expense was primarily due to the note payable entered into during late December 2013.  The interest only note has a maturity date of January 1, 2015 and bears interest of 15% per annum, which is payable quarterly, and is secured by all of our assets.  In connection with the issuance of the note, we issued warrants to purchase up to 300,000 share of common stock at an exercise price of $0.25 per share until January 1, 2015.

Net Loss

As a result of the above, our net loss for the three months ended March 31, 2014 was $852,327 as compared to a loss of $1,352,956 for the comparable 2013 period.

Financial Condition

As of March 31, 2014, we had current assets of $1,644,633, current liabilities of $1,919,869 and a working capital deficit of $275,236 compared to current assets of $1,378,984, current liabilities of $1,744,771 and working capital deficit of $365,787 at December 31, 2013.

Our cash balance as of March 31, 2014 was $251,977 compared to $252,153 at December 31, 2013.  In the three months ended March 31, 2014, we raised $1,204,683 (excluding conversion of $130,000 in loans), net of direct offering costs.  In the three months ended March 31, 2013, we raised $1,377,855, net of direct offering costs.

On August 10, 2012, our shares began trading on the TSX Venture Exchange under the ticker symbol “RYU” and we continue to be listed on the OTCQB under the ticker symbol “RYUN”.

Our financial statements have been prepared assuming that we will continue as a going concern.  We have incurred recurring net losses, negative cash flows from operations, and accumulated deficit which raise substantial doubt about our ability to continue as a going concern.  Management has developed plans concerning these matters which are discussed in Note 2 to the condensed financial statements.  The condensed financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Operating Activities

During the three months ended March 31, 2014, we used cash in the amount of $978,701 in operating activities.  The principal adjustments to reconcile the net loss of $852,327 to net cash used in operating activities a decrease in due to factor of $114,236, a reduction of inventory of $164,168, and a decrease in accounts payable and accrued liabilities of $194,340.  Depreciation and amortization during the three months ended March 31, 2014 totaled $10,077.

By comparison, during the three months ended March 31, 2013, we used cash in the amount of $1,329,836 in operating activities. The major components of operating activities include a net loss of $1,352,956, offset by share-based compensation of $176,746, a decrease in due to factor of $103,642 and a decrease in accounts payable and accrued liabilities of $123,894.  Depreciation and amortization during the quarter ended March 31, 2013 totaled $45,153.

Investing Activities

Net cash used in investing activities was $55,906 during the three months ended March 31, 2014.  Investing activities during the period were $55,906 for property and equipment, attributed to the Seattle Washington retail store.

Net cash used in investing activities was $11,895 during the three months ended March 31, 2013.  Investing activities during the period included $4,501 for property and equipment, $7,394 for intangible assets, which included the development of patents and trademarks.

Financing Activities

During the three months ended March 31, 2014, we paid $2,636 towards capital lease obligations and received gross proceeds from the sale of common stock and warrants of $1,334,683, including $130,000 of notes payable paid by issuance of common stock and warrants, of which $167,616 was paid in offering costs for net cash provided by financing activities of $1,034,431.

During the three months ended March 31, 2013, we paid $3,000 towards capital lease obligations and received gross proceeds from the sale of common stock and warrants of $1,450,000, of which $72,145 was paid in offering costs for net cash provided by financing activities of $1,374,855.

Liquidity and Management’s Plan

We commenced operations as a development stage enterprise in 2009 and have incurred losses from inception.  As shown in the accompanying financial statements, we incurred a net loss of $852,327 in 2014, had a working capital deficit of $275,236 as of March 31, 2014, and had net cash used in operating activities of $978,701 during the three months ended March 31, 2014.

As of March 31, 2014, our cash balance was $251,977, and management determined that we would have to raise significant additional equity and or debt capital during the remainder of 2014 in order to support current operations and planned development.  These factors raise substantial doubt as to our ability to continue as a going concern.

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

Sales generated in 2012 fell significantly short of expectations.  Management attributes this shortfall primarily to our initial positioning as a premium performance apparel brand within the niche sport of Mixed Martial Arts (MMA), lower than expected sales generated through our association with a major MMA promoter, as well as an emphasis on generating a significant percentage of total sales through an undeveloped wholesale channel.  Consequently, we carried significant excess inventory as of December 31, 2012.  After assessing the market value of our inventory on hand at year-end, management determined that significant write-downs were appropriate in 2012 and in 2013.  In light of these findings, disappointing operating results and weakened cash position, we adopted plans and began implementation in early 2013 to rebrand our company and expand the operations with the objective of rebranding the company to a broader customer base with a focus on e-commerce and retail channels.

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

Management’s plans in 2013 was to seek additional capital to support and expand its operations and raised a total of $3,713,954 (including conversion of a $195,000 note payable) of capital and $499,934 from the proceeds of a note payable during 2013.  Additional amounts were raised in February 2014 totaling $1,334,683 through the issuance of equity securities as discussed in Note 10 to the condensed financial statements, and in May 2014, we raised gross proceeds totaling $3,160,000 as discussed in Note 15 to the condensed financial statements. While management plans to generate increasing revenues and to continue financing our company through the issuances of additional equity securities or debt instruments, there can be no assurance that sufficient revenue or financing will occur to meet our cash needs for the next 12 months.  The ability to achieve our projected future operating results is based on a number of assumptions which involve significant judgment and estimates, which cannot be assured.  If we are unable to achieve our projected operating results, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity.  Our operating results could adversely affect our ability to raise additional capital to fund our operations and there is no assurance that debt or equity financing will be available in sufficient amount, on acceptable terms, or in a timely basis.  Therefore, a continuation of our recent historical operating results could result in our inability to continue as a going concern.

Summary of Significant Accounting Policies  - Critical Accounting Policies

Our significant accounting policies are summarized in Note 3 in the Company’s annual report on Form 10-K for the year ended December 31, 2013. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would affect our results of operations, financial position or liquidity for the periods presented in this report.

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

Regarding warrants issued in connection with stock offerings and those issued to non-employees as consideration for services, the Company’s warrant contracts are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity . All such warrant agreements contain fixed strike prices and number of shares that may be issued at the fixed strike price, and do not contain exercise contingencies that adjust the strike price or number of shares issuable upon settlement of the warrants. All such warrant agreements are exercisable at the option of the holder and settled in shares of our company. All such warrant agreements are initially measured at fair value on the grant date and accounted for as part of permanent equity.

Contractual Commitments

The following table presents our non-cancelable contractual commitments:

	2014	2015	2016	2017	2018	Thereafter
Inventory purchase obligations (1)	$398,000
Operating leases (2)	$103,990	$132,563	$134,162	$135,808	$125,914	$0
Capital lease (2)	$8,189	$11,115	$11,314	$11,516	$11,723	$36,012

(1)	See inventory purchase obligations in Note 12 to condensed Financial Statements.

(2)	See operating and capital leases in Note 12 to condensed Financial Statements.

Recent Accounting Pronouncements

No recent accounting pronouncments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.  This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, management concluded that, as of March 31, 2014, our disclosure controls and procedures are not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on April 15, 2014.

Changes in Internal Control over Financial Reporting

During fiscal quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1	Legal Proceedings

We know of no material pending legal proceedings to which our company or our subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our subsidiary or has a material interest adverse to our company or our subsidiary.

Item 1A	Risk Factors

If we do not obtain additional financing our business may fail.

As of March 31, 2014, we had cash and cash equivalents in the approximate amount of $251,977 and a net loss of $852,327 for the three months ended March 31, 2014.  As such, we will require additional financing in the very near future to sustain our business operations. We currently do not have any arrangements for such financing and we may not be able to obtain financing when required. The decline in the price of our shares and our poor credit history has and will impact our ability to obtain future financing. Obtaining additional financing would be subject to a number of factors, including our ability to initially attract investments prior to substantial revenue generation, and thereafter our ability to grow our brand. We can provide investors with no assurance that we will ever achieve profitable operations, and thus we face a high risk of business failure. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
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

Our lack of financial resources has caused us to delay payment of our obligations as they became due in the ordinary course of our business.  Such delays have damaged some of our vendor and professional relationships, and have caused us to incur additional expenses in the payment of late charges and penalties.  As of March 31, 2014, we had current liabilities of $1,919,869 of which a significant portion was and remains past due.  If we are unable to make timely future payments to our vendors or repair the relationships with our current vendors, we may be unable to find vendors suitable to us.

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

Risks Relating to our Common Shares

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTCQB, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB. If we fail to be current in our reports un Section 13, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Since the beginning of the three month period ended March 31, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

N/A.

Item 5	Other Information

None.

Item 6	Exhibits, Financial Statement Schedules

Number	Exhibit
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101.INS	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Respect Your Universe, Inc.

Date: June 6, 2014	/s/ Craig Brod Ph.D.
Craig Brod Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: June 6, 2014	/s/ James Nowodworski
James Nowodworski Chief Financial Officer (Principal Financial and Accounting Officer)