Form 10-Q
period 2014-06-30
RESPECT YOUR UNIVERSE, INC.
filed 2014-08-14
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-54885

Respect Your Universe, Inc.
(Exact name of registrant as specified in its charter)

Nevada	68-0677944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550-1188 West Georgia Street, Vancouver, BC	97227
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  55,336,750 shares of common stock as of August 12, 2014

Explanatory Note

On June 30, 2014, we implemented a one-for-two reverse stock split of our common stock. As a result of the reverse stock split, each two outstanding shares of pre-split common stock were automatically combined into one share of post-split common stock. Fractional shares are rounded up to reflect the reverse stock split. The financial statements for all prior periods have been retroactively adjusted to reflect this stock split for both common stock issued and options and warrants outstanding.

RESPECT YOUR UNIVERSE, INC.
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014

PART I

Item 1 Financial Statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013

ASSETS
Current assets
Cash	$2,248,304	$252,153
Due from factor, net	21,991	31,602
Inventory, net	1,550,065	845,188
Deposits	58,051	107,395
Prepaid expenses	22,896	59,337
Other current assets	41,458	83,309
Total current assets	3,942,765	1,378,984

Property and equipment, net	251,107	168,417

Other assets
Non-current inventory, net	-	951,966
Intangible assets, net	163,896	167,587
Total other assets	163,896	1,119,553

Total assets	$4,357,768	$2,666,954

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$968,311	$1,603,852
Note payable	499,934	-
Loans payable - related party	-	130,000
Current portion of capital lease	10,521	10,919
Total current liabilities	1,478,766	1,744,771

Other liabilities
Note payable, long-term	-	499,934
Capital lease, net of current portion	73,392	81,746
Total other liabilities	73,392	581,680

Commitments & Contingencies

Stockholders’ equity
Common stock, $0.001 par value, 250,000,000 shares authorized; 55,336,750 and 31,463,335 shares issued and outstanding, respectively	55,336	31,463
Additional paid in capital	27,822,736	23,594,868
Accumulated deficit	(25,072,462)	(23,285,828)
Total stockholders’ equity	2,805,610	340,503

Total liabilities and stockholders' equity	$4,357,768	$2,666,954

See accompanying notes to condensed financial statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$119,578	$295,912	$417,524	$683,604

Cost of Goods Sold	106,633	190,000	365,255	465,370

Gross profit	12,945	105,912	52,269	218,234

Operating expenses
Selling and Marketing	123,789	305,987	301,774	715,923
Product creation	9,556	101,663	69,805	238,706
General and administrative	795,077	840,338	1,424,654	1,758,120
Total operating expenses	928,422	1,247,988	1,796,233	2,712,749

Loss before interest expense	(915,477)	(1,142,076)	(1,743,964)	(2,494,515)

Interest expense	18,830	392	42,670	909

Net loss	$(934,307)	$(1,142,468)	$(1,786,634)	$(2,495,424)

Net loss per common share - basic and diluted	$(0.02)	$(0.04)	$(0.04)	$(0.10)

Weighted average number of common shares outstanding during the period - basic and diluted	45,011,475	26,620,947	40,339,534	25,770,816

See accompanying notes to condensed financial statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Total
	Common Stock, $0.001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity

Balance, January 1, 2014	31,463,335	$31,463	$23,594,868	$(23,285,828)	$340,503

Issuance of common stock and warrants for cash ($0.20/share), net of offering costs of $167,616)	6,673,415	6,673	1,160,394	-	1,167,067
			-
Issuance of common stock and warrants for cash ($0.20/share), net of offering costs of $363,538)	15,800,000	15,800	2,780,662	-	2,796,462

Issuance of common stock and warrants for cash ($0.20/share), net of offering costs of $29,674)	1,400,000	1,400	248,926	-	250,326

Share-based compensation - options	-	-	37,886	-	37,886

Net loss				(1,786,634)	(1,786,634)

Balance, June 30, 2014	55,336,750	$55,336	$27,822,736	$(25,072,462)	$2,805,610

See accompanying notes to condensed financial statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,786,634)	$(2,495,424)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	20,779	116,713
Share-based compensation expense - stock	-	79,688
Share-based compensation expense - options	37,886	83,191
Share-based compensation expense - warrants	-	30,020
Loss on impairment/disposal of fixed assets	-	6,120
Changes in operating assets and liabilities
Due from factor, net	9,611	(58,255)
Accounts receivable, net	-	(6,095)
Inventory	247,089	(54,172)
Deposits	49,344	7,058
Prepaid expenses	36,441	23,742
Other current assets	41,851	6,107
Accounts payable and accrued liabilities	(635,541)	134,522
Accounts payable - related party	-	(6,354)
Net cash used in operating activities	(1,979,174)	(2,133,139)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(99,778)	(7,789)
Acquisition of intangible assets	-	(7,441)
Net cash used in investing activities	(99,778)	(15,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	195,000
Payments on capital lease obligations	(8,752)	(5,600)
Proceeds from issuance of common stock and warrants	4,644,683	3,077,500
Offering costs	(560,828)	(118,862)
Net cash provided by financing activities	4,075,103	3,148,038

Net increase in cash	1,996,151	999,669

Cash - beginning of year/period	252,153	295,211

Cash - end of year/period	$2,248,304	$1,294,880

Supplemental Disclosure of Cash Flow Information
Cash paid during the year/period for:
Interest	$42,670	$909
Taxes	$2,000	$1,500

Supplemental Disclosure of Non-Cash Activities
Stock issued as repayment of loans payable	$130,000	$195,000

 See accompanying notes to condensed financial statements

RESPECT YOUR UNIVERSE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
(UNAUDITED)

Note 1   Organization and Nature of Operations

Respect Your Universe, Inc. (the “Company”), which was incorporated in 2008, is a vertically integrated active lifestyle apparel brand that engages in the development, marketing and distribution of apparel and accessories. With operations based in Vancouver BC, Canada, and in Portland, Oregon, USA, the Company’s products are sold through wholesale, retail and e-commerce channels.

Note 2   Liquidity and Management’s Plan

The Company commenced operations as a development stage enterprise in 2009 and has incurred losses from inception that has primarily been funded through financing activities.  As shown in the accompanying condensed financial statements, the Company incurred a net loss of $934,307 and $1,786,634, for the three and six months ended June 31, 2014, and had net cash used in operating activities of $1,979,174, and $2,133,139 for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, the Company’s cash balance was $2,248,304.  Although the Company raised $4,774,683 in 2014 (including $130,000 of loans payable issued for stock), the Company expects it will need to raise additional capital during the next 12 months and beyond to support current operations and planned development.  These factors raise substantial doubt as to our ability to continue as a going concern.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and six months ended June 30, 2014 are not necessarily indicative of results for the full fiscal year.

The financial statements for all prior periods have been retroactively adjusted to reflect the June 30, 2014 one-for-two reverse stock split of the Company’s common stock (Note 10).

Summary of Significant Accounting Policies

There have been no material changes during 2014 in the Company’s significant accounting policies to those previously disclosed in the 2013 Form 10-K except for the following new accounting pronouncements.

New Accounting Pronouncements

On June 19, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is expected not to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products and services are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

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

Reclassifications

Interest expense for the three and six months ended June 30, 2013 was reclassified from general and administrative expenses to conform to the current year’s presentation.

Note 4   Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted loss per share is computed by dividing net loss, adjusted for changes in income or loss that result from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents:

	June 30, 2014	June 30, 2013
Stock options, exercise price $0.42 - $4.52	2,563,085	2,111,804
Common stock warrants, conversion price $0.50 - $3.60	30,731,499	4,500,813
Unvested forfeitable restricted stock grants		46,875
Total common stock equivalents	33,294,584	6,659,492

Since the Company incurred a net loss during the periods, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  Therefore, a separate computation of diluted earnings (loss) per share is not presented.

Note 5   Inventories

Inventories, net, consist of finished goods inventory of $1,550,065 ($0 of which has been classified as non-current) and $1,797,154 ($951,966 of which has been classified as non-current) as of June 30, 2014 and December 31, 2013, respectively.  Inventories not expected to be sold within 12 months have been classified as non-current.

Note 6  Property and Equipment

Property and equipment consist of the following as of June 30, 2014 and December 31, 2013:

	2014	2013
Leasehold improvements	$4,373	$6,773
Construction in progress	202,636	103,461
Computers and office equipment	40,190	41,809
Furniture and fixtures	19,689	19,689
Software	41,004	41,004
Tradeshow and event equipment	8,522	7,229
	316,414	219,965
Accumulated depreciation	(65,307)	(51,548)
Property and equipment, net	$251,107	$168,417

Depreciation expense for the three and six months ended June 30, 2014 was $8,279 and $17,088, respectively, and $25,579 and $51,406, respectively, for the three and six months ended June 30, 2013.

Note 7   Intangible Assets

Intangible assets consist of the following as of June 30, 2014 and December 31, 2013:

	2014	2013
Patent and trademarks, net	$40,361	$44,052
Domain name	123,535	123,535
Intangible assets, net	$163,896	$167,587

Amortization expense for the three and six months ended June 30, 2014 was $2,691 and $3,691, and $45,980 and $65,306, respectively, for the three and six months ended June 30, 2013.

Note 8   Note Payable

In December 2013, the Company entered into a term note (“Note”) in the principal amount of $500,000, net of discounts of $66.  The interest only Note has a maturity date of January 1, 2015 and bears interest of 15% per annum, which is payable quarterly, and is secured by all of the assets of the Company. In connection with the issuance of the Note, the Company issued warrants to purchase up to 150,000 shares of common stock at an exercise price of $0.50 which expire on January 1, 2015.

Note 9   Loans payable – related party

During 2013, the Company was advanced funds totaling $130,000 from a related party in anticipation of participating in a private placement financing.  Under the terms of the private placement subscription agreement, the Company is entitled to utilize the proceeds as an interest free loan until the subscription is accepted and the certificates delivered.  The advances were repaid through the issuance of common stock and warrants as part of the February 2014 equity raise as further described in Note 10.

Note 10   Stockholders’ Equity

Reverse Stock Split

On June 30, 2014, the Company implemented a one-for-two reverse stock split of its common stock.  As a result of the reverse stock split, each two (2) outstanding shares of pre-split common stock were automatically combined into one (1) share of post-split common stock.  Fractional shares are rounded up to reflect the reverse stock split.  All option and share information in the accompanying financial statements for all prior periods have been retroactively adjusted to reflect this stock split.

Stock Issued for Cash

In February 2014, as a continuation of the November 2013 offering, the Company issued 6,673,415 shares of common stock as part of a private placement offering for proceeds of $1,167,067 ($0.20/share), net of direct offering costs of $167,616.  The Company, in this private placement, repaid a total of $130,000 of advances – related parties through the issuance of stock and warrants – see Note 9.  In conjunction with this offering, one warrant for each share issued was granted.  Details of the warrants issued are shown in the table below:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration
February 2014	6,673,415	Fully vested upon issuance	$0.50	3 Years

In May 2014, the Company issued 15,800,000 shares of common stock as part of a private placement offering for proceeds of $2,796,462 ($0.20/share), net of direct offering costs of $363,538.   In conjunction with this offering, one warrant for each share issued was granted.  Details of the warrants issued are shown in the table below:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration
May 2014	15,800,000	Fully vested upon issuance	$0.50	3 Years

In June 2014, as a continuation of the May 2014 offering, the Company issued 1,400,000 shares of common stock as part of a private placement offering for proceeds of $250,326 ($0.20/share), net of direct offering costs of $29,674.   In conjunction with this offering, one warrant for each share issued was granted.  Details of the warrants issued are shown in the table below:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration
June 2014	1,400,000	Fully vested upon issuance	$0.50	3 Years

Stock Options

On June 9, 2014, the Board of Directors approved certain revisions to the 2013 Stock Option Plan, resulting in the Company’s 2014 Stock Option Plan (the “2014 Plan”) whereby the aggregate number of securities reserved for issuance set aside and made available for issuance under the Plan was revised from (i) 11,702,425 shares of the Company’s common stock at the time of granting the options (including all options granted by our Company to date) to (ii) 16,181,025 shares of the Company’s common stock.

The following is a summary of the Company’s stock option activity, for the six months ended June 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value
Balance - December 31, 2013	3,300,710	$1.78	8.48 Years		$-
Granted	-
Exercised	-
Forfeited/Cancelled	(278,875)	1.18
Outstanding - June 30, 2014	3,021,835	$1.84	8.82 Years	$
Exercisable - June 30, 2014	2,563,085	$1.60	7.71 Years		$-

During the three and six months ended June 30, 2014, the Company expensed $25,248 and $37,886 related to stock option grants, respectively, as compared to $14,811 and $83,191 for the three and six months ended June 30, 2013, respectively.  At June 30, 2014 approximately $235,000 of stock based compensation expense was expected to be amortized over 2.9 years.

Warrants

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2014:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value
Balance - December 31, 2013	6,858,084	$1.08	2.45 Years	$-
Granted (1)	23,873,415	0.50	2.83 Years
Exercised
Forfeited/Cancelled
Outstanding - June 30, 2014	30,731,499	$0.63	2.64 Years	$-
Exercisable - June 30, 2014	30,731,499	$0.63	2.64 Years	$-

(1)	Warrants issued in connection with the 2014 private placements discussed in Note 10, Stockholders’ Equity - Stock Issued for Cash.

During the six months ended June 30, 2014 and 2013, the Company expensed $0 and $30,020 respectively, related to stock warrants issued for services.

Note 11   Related Party Transactions

In January 2013, the Company granted 500,000 stock options for services to a third-party consultant that is wholly owned by a former member of the Company’s Board of Directors. The options vest over a one-year period and will expire if unexercised, ten years from the date of grant. The fair value of these options on grant date was $227,101.  The Company used the Black-Scholes-pricing model to determine the fair value of the options.  For the three and six months ended June 30, 2013, total expense related to this transaction was $18,315 and $56,775, respectively.  In June 2013, the Company terminated the consulting agreement, in accordance with provisions allowed for in the contract.

During the three months ended June 30, 2013, the Company contracted with an investor relations consulting entity, which is 50% owned by a member of the Company’s Board of Directors.  During the three months ended June 30, 2013, the Company issued 100,000 stock warrants to this entity, with a fair value of $30,020. For the three months ended June 30, 2013, total expense related to this transaction was $30,020.

In April 2014, the Company issued and repaid a $30,000 unsecured promissory note to an entity owned by a related party, including $2,000 of interest expense.

During the three months ended June 30, 2014, the Company reimbursed a company of which the President of the Company is a director and major shareholder for expenses incurred in connection with the February 2014 and May 2014 private placement offerings.  These expenses totaled $18,792 and were classified as offering costs.  Also during the quarter, the Board of Director approved the reimbursement of $74,349 of expenses incurred by the President of the Company.  These expenses were incurred prior to employment of the President on May 23, 2014 for purposes of raising capital during 2014 and were expensed and paid during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Company had sales to an entity affiliated with the President of the Company and owned by one of the Directors of the Company.  During the three months ended June 30, 2014, sales totaled $9,832 and resulted in a gross margin of $185.  In addition, credits totaling $3,241 during the three month ended June 30, 2014, were issued to this entity for products used for equity fundraising purposes.  As of June 30, 2014, approximately $3,100 is due from this affiliated entity.

During the three months ended June 30, 2014, the Company had sales to an entity affiliated/owned by the President of the Company. During the three months ended June 30, 2014, sales totaled $613 and resulted in a gross margin loss of $732.

Note 12   Commitments

Lease Obligations

The Company has obligations under operating leases for its corporate office facility and for its retail stores.  The leases expire at various dates through 2018.  Rent expense classified in General and Administrative expense associated with the Company’s operating leases was $40,643 and $83,800 for the three and six months ended June 30, 2014, respectively, as compared to $56,993 and $114,930, respectively, for the three and six months ended June 30, 2013.  Amounts in the table below reflect a rent escalation clause for the retail store but does not include contingent rent the Company may incur based on future sales above approximately $105,000 per month.

Inventory Purchase Obligations

As of June 30, 2014, the Company had commitments to purchase approximately $492,000, net of deposits, of inventory related to the Company’s future product lines.

Note 13   Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results and cash flows.

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

The following table represents the Company’s activity by operating segment for the three months ending June 30, 2014:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$37,806	$30,179	$51,593	-	$119,578
Cost of goods sold	47,359	20.916	31,456	6,902	106,633
Gross profit (loss)	(9,553)	9,263	20,137	(6,902)	12,945
Gross margin percent	-25%	31%	39%		11%

Reconciliation of gross profit (loss) to net loss:
Operating expenses
Selling and marketing					123,789
Product creation					9,556
General and administrative					795,077
Interest expense					18,830
Net loss					$(934,307)

The following table represents the Company’s activity by operating segment for the six months ending June 30, 2014:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$189,196	$87,475	$140,853	$-	$417,524
Cost of goods sold	191,687	62,280	104,386	6,902	365,255
Gross profit (loss)	(2,491)	25,195	36,467	(6,902)	52,269
Gross margin percent	(1%)	29%	26%		13%

Reconciliation of gross profit (loss) to net loss:
Operating expenses
Selling and marketing					301,774
Product creation					69,805
General and administrative					1,424,654
Interest expense					42,670
Net loss					$(1,786,634)

The following table represents the Company’s activity by operating segment for the three months ended June 30, 2013:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$143,317	$111,546	$41,049	$0	$295,912
Cost of goods sold	139,605	32,482	19,611	(1,698)	190,000
Gross profit	3,712	79,064	21,438	1,698	105,912
Gross margin percent	3%	71%	52%		36%

Reconciliation of gross profit (loss) to net loss:
Operating expenses
Selling and marketing					305,987
Product creation					101,663
General and administrative					840,338
Interest					392
Net loss					$(1,142,468)

The following table represents the Company’s activity by operating segment for the six months ended June 30, 2013:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$312,813	$252,559	$118,232	$-	$683,604
Cost of goods sold	286,311	87,286	68,822	22,951	465,370
Gross (loss) profit	26,502	165,273	49,410	(22,951)	218,234
Gross margin percent	8%	65%	42%		32%

Reconciliation of gross (loss) profit to net loss:
Operating expenses
Selling and marketing					715,923
Product creation					238,706
General and administrative					1,758,120
Interest					909
Net loss					$(2,495,424)

The Company does not allocate its assets among its channels, and as such, no asset allocation is shown in the table above.

Note 15   Subsequent Events

On July 16, 2014, the Company advanced $10,000 to the President of the Company for future expense reimbursement.

Item 2                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the condensed financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q. This discussion highlights key information as determined by management, but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with our 2013 Annual Report on Form 10-K, as amended, including the audited financial statements therein (and notes to such financial statements) and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in that report.

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

During the second quarter of 2014, certain changes were made to our management and Board of Directors as follows.

•
The Board of Directors appointed Marcello Leone as President of our Company, effective May 23, 2014.  As of August 12, 2014, the terms of this employment relationship have not yet been finalized.  Mr. Leone was concurrently appointed as a Director of our company.

•	The Board of Directors appointed Maria Leone, and Peter Pan as Directors of our Company, effective May 23, 2014.

•	Dale Wallster resigned as Director of our Company, effective May 23, 2014.

•	Dr. Craig Brod was not re-elected to the Board of Directors at the June 26, 2014 annual shareholders meeting.

Subsequent to the second quarter of 2014, Marcello Leone was appointed as our Chief Executive Officer and the chairman of our board of directors. Mr. Leone replaced Dr. Craig Brod who is no longer an officer of our Company.

On June 30, 2014, we implemented a one-for-two reverse stock split of our common stock. As a result of the reverse stock split, each two outstanding shares of pre-split common stock were automatically combined into one share of post-split common stock. Fractional shares are rounded up to reflect the reverse stock split. The financial statements for all prior periods have been retroactively adjusted to reflect this stock split for both common stock issued and options outstanding.

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

Our Spring 2014 line has been designed and developed.  It includes approximately 20 new men’s and women’s styles as well as additional accessories and a limited number of carryover styles.  Many of these styles have been received at our warehouse and will continue to be received as funds are available to satisfy purchase obligations. Our Fall 2014 line has been designed and production is expected to begin as funds become available.

Results of Operations

Revenue

Revenues during the three months ended June 30, 2014 and 2013 were $119,578 and $295,912, respectively.  Wholesale and retail sales both decreased for the quarter which was offset by an increase in Ecommerce sales of approximately 25% over the comparable prior year period.  The decrease in wholesale sales was primarily due to less distressed sales in 2014 compared with 2013.  Retail sales in the three months ended June 30, 2014 were generated by our Seattle, Washington store and were not as strong as the comparable 2013 period which was generated by our initial Las Vegas, Nevada store.  Our Seattle, Washington store was opened in late December 2013 as a temporary store and has not yet been remodeled to date.

Revenues during the six months ended June 30, 2014 and 2013 were $417,524 and $683,604, respectively.  Wholesale and retail sales both decreased for the quarter which was offset by an increase in Ecommerce sales of approximately 19% over the comparable prior year period.  The decrease in wholesale sales was primarily due to less distressed sales in 2014 compared with 2013.  Retail sales in the six months ended June 30, 2014 were generated by our Seattle, Washington store which operated for the full six months as a temporary store and our Las Vegas Nevada store which operated for less than two months and was closed at the end of February 2014.  Our Seattle, Washington store was opened in late December 2013 as a temporary store and has not yet been remodeled to date.

Cost of Goods Sold

Cost of goods sold during the three months ended June 30, 2014 and 2013 was $106,633 and $190,000, respectively. Cost of goods sold during the six months ended June 30, 2014 and 2013 was $365,255 and $465,370, respectively.  The decrease in cost of goods sold for 2014 is primarily due to lower and less profitable sales in 2014 compared to 2013.

Gross Profit

Gross profit during the three months ended June 30, 2014 and 2013 was $12,945 and $105,912, respectively.  Gross profit percentage during the three months ended June 30, 2014 and 2013 was 11% and 36%, respectively.   Gross profit during the six months ended June 30, 2014 and 2013 was $52,269 and $218,234, respectively.  Gross profit percentage during the six months ended June 30, 2014 and 2013 was 13% and 32%, respectively.  Gross margins were negatively impacted by lower sales and gross margin percentages were impacted by promotional selling prices management deemed necessary to liquidate excess inventories.

The table below presents our actual results by operating segment, as they relate to its revenue, cost of goods sold, gross (loss) profit and gross margin.  The closeout sale described above is included within Wholesale, as we closed out the related goods through our wholesale channel.  Factory surcharges and excess inventory write-offs are included in Other.

Three months ended June 30, 2014:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$37,806	$30,179	$51,593	-	$119,578
Cost of goods sold	47,359	20.916	31,456	6,902	106,633
Gross profit (loss)	(9,553)	9,263	20,137	(6,902)	12,945
Gross margin (loss) percentage	-25%	31%	39%		11%

Six months ending June 30, 2014:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$189,196	$87,475	$140,853	$-	$417,524
Cost of goods sold	191,687	62,280	104,386	6,902	365,255
Gross profit (loss)	(2,491)	25,195	36,467	(6,902)	52,269
Gross margin (loss) percentage	(1%)	29%	26%		13%

Three months ended June 30, 2013:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$143,317	$111,546	$41,049	$0	$295,912
Cost of goods sold	139,605	32,482	19,611	(1,698)	190,000
Gross profit	3,712	79,064	21,438	1,698	105,912
Gross margin (loss) percentage	3%	71%	52%		36%

Six months ended June 30, 2013:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$312,813	$252,559	$118,232	$-	$683,604
Cost of goods sold	286,311	87,286	68,822	22,951	465,370
Gross (loss) profit	26,502	165,273	49,410	(22,951)	218,234
Gross margin	8%	65%	42%		32%

Selling and Marketing Costs

We incurred $123,789 and $305,987 in selling and marketing expenses during the three months ended June 30, 2014 and 2013, respectively.  We incurred $301,774 and $715,923 in selling and marketing expenses during the six months ended June 30, 2014 and 2013, respectively.  Expenses during these periods were incurred to generate sales and create awareness and demand for our products through sports marketing agreements, product seeding, digital marketing and social media.  The decrease is primarily related to expense reductions in the areas of staff and contractor expenses, public relations, direct advertising, consulting fees, and travel and entertainment expenses.

Product Creation Costs

During the three months ended June 30, 2014 and 2013, we incurred product creation expenses of $9,556 and $101,663, respectively, compared to $69,805 and $238,706, respectively, during the six months ended June 30, 2014 and 2013.  The decrease is primarily related to reduction in staff and expense reductions in the areas of contractor expenses and consulting fees.

General and Administrative Costs

General and administrative expenses for the three months ended June 30, 2014 and 2013 were $795,077 and $840,338 compared to $1,424,654 and $1,758,120 for the six months ended June 30, 2014 and 2013, respectively.  The decrease is primarily related to expense reductions in the areas of staff expenses, investor relations, and depreciation and amortization, offset by an increase for professional fees including reimbursement of $74,349 related party legal fees reimbursement further described in Note 11 to the condensed financial statements, and travel and entertainment expenses.

Interest expense

Interest expense was $18,830 and $392 for the three months ended June 30, 2014 and 2013, respectively.  Interest expense was $42,670 and $909 for the six months ended June 30, 2014 and 2013, respectively. The increase in interest expense was primarily due to the note payable entered into during late December 2013.  The interest only note has a maturity date of January 1, 2015 and bears interest of 15% per annum, which is payable quarterly, and is secured by all of our assets.  In connection with the issuance of the note, we issued warrants to purchase up to 150,000 share of common stock at an exercise price of $0.50 per share until January 1, 2015.

Net Loss

As a result of the above, our net loss for the three and six months ended June 30, 2014 was $934,307and $1,786,634 as compared to a net loss of $1,142,468 and $2,495,424 for the comparable 2013 periods.

Financial Condition

As of June 30, 2014, we had current assets of $3,942,765, current liabilities of $1,478,766 and working capital of $2,463,999 compared to current assets of $1,378,984, current liabilities of $1,744,771 and a working capital deficit of $365,787 at December 31, 2013.  Our cash balance as of June 30, 2014 was $2,248,304 compared to $252,153 at December 31, 2013.  In the six months ended June 30, 2014, we raised $4,083,855 (excluding conversion of $130,000 in loans), net of direct offering costs.

On August 10, 2012, our shares began trading on the TSX Venture Exchange under the ticker symbol “RYU” and we continue to be quoted on the OTCQB under the ticker symbol “RYUN”.

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

Operating Activities

During the six months ended June 30, 2014, we used cash in the amount of $1,979,174 in operating activities.  The principal adjustments to reconcile the net loss of $1,786,634 to net cash used in operating activities was a reduction of inventory of $247,089, and a decrease in accounts payable and accrued liabilities of $635,541.  Depreciation and amortization during the six months ended June 30, 2014 totaled $20,779.

By comparison, during the six months ended June 30, 2013, we used cash in the amount of $2,133,139 in operating activities. The principal adjustment to reconcile the net loss of $2,495,424, to net cash used in operating activities were share-based compensation of $192,899, partially offset by an increase in due to factor of $58,255, and an increase in accounts payable and accrued liabilities of $134,522.  Depreciation and amortization during the six months ended June 30, 2013 totaled $116,713.

Investing Activities

Net cash used in investing activities was $99,778 during the six months ended June 30, 2014.  Investing activities during the period were $99,778 for property and equipment, attributed to the Seattle, Washington retail store.

Net cash used in investing activities was $15,230 during the six months ended June 30, 2013.  Investing activities during the period included $7,789 for property and equipment, $7,441 for intangible assets, which included the development of patents and trademarks.

Financing Activities

During the six months ended June 30, 2014, we paid $8,752 towards capital lease obligations and received gross proceeds from the sale of common stock and warrants of $4,644,683, including $130,000 of notes payable paid by issuance of common stock and warrants, of which $560,828 was paid in offering costs for net cash provided by financing activities of $4,075,103.

During the six months ended June 30, 2013, we paid $5,600 towards a capital lease obligation and received gross proceeds from the sale of common stock and warrants of $3,077,500, of which $118,862 was paid in offering costs for net cash provided by financing activities of $3,148,038.

Liquidity and Management’s Plan

We commenced operations as a development stage enterprise in 2009 and have incurred losses from inception.  As shown in the accompanying financial statements, we incurred a net loss of $1,786,634 in 2014, had working capital of $2,463,999 as of June 30, 2014, and had net cash used in operating activities of $1,979,174 during the six months ended June 30, 2014.

As of June 30, 2014, our cash balance was $2,248,304, and management determined that we would have to raise additional equity and or debt capital during the remainder of 2014 in order to support current operations and planned development.  These factors raise substantial doubt as to our ability to continue as a going concern.

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

While progress has been made on the 2013 plan, overall results have been disappointing.  Accordingly, management has adjusted and expanded their plans for 2014 which can be summarized as follows:

1.	Build superior products that differentiate us from our competitors

2.	Reposition the brand to our martial arts roots, including original logo

3.	Develop a clear cultural identity for our company and brand

4.	Rebuild e-commerce platform to align with our cultural identity and streamline ordering for international markets

5.	Control excess inventory by selling old inventory by 4th quarter of 2014 and move into real in-time inventory in 2015 to avoid risk of carrying excess inventory

6.	Roll out of physical RYU stores in 2015 (minimum store size 2,000 sq. ft.)

7.	Sales division for the following revenue streams: (i) RYU’s exclusive retail stores (ii) e-commerce platform (iii) wholesale accounts and (iv) cobranding products with international brands

8.	Continue to focus on equity and debt capital raising

9.	Explore license agreements to accelerate growth

While we continue to believe that our wholesale channel will play a major role in our long-term growth plans, we also anticipate that we will need to shift our growth strategy in the near term and place greater emphasis on developing our brand through our retail, e-commerce channels, and business to business strategy.

Management’s plans in 2013 was to seek additional capital to support and expand its operations and raised a total of $3,713,954 (including conversion of a $195,000 note payable) of capital and $499,934 from the proceeds of a note payable during 2013.  Additional amounts were raised in the six months ended June 30, 2014 totaling $4,774,683 through the issuance of equity securities as discussed in Note 10 to the condensed financial statements.  While management plans to generate increasing revenues and to continue financing our company through the issuances of additional equity securities or debt instruments, there can be no assurance that sufficient revenue or financing will occur to meet our cash needs for the next 12 months.  The ability to achieve our projected future operating results is based on a number of assumptions which involve significant judgment and estimates, which cannot be assured.  If we are unable to achieve our projected operating results, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity.  Our operating results could adversely affect our ability to raise additional capital to fund our operations and there is no assurance that debt or equity financing will be available in sufficient amount, on acceptable terms, or in a timely basis.  Therefore, a continuation of our recent historical operating results could result in our inability to continue as a going concern.

Summary of Significant Accounting Policies - Critical Accounting Policies

Our significant accounting policies are summarized in Note 3 in our Annual Report on Form 10-K for the year ended December 31, 2013. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would affect our results of operations, financial position or liquidity for the periods presented in this report.

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

Contractual Commitments

The following table presents our non-cancelable contractual commitments:

	2014	2015	2016	2017	2018	Thereafter
Inventory purchase obligations (1)	$492,000
Operating leases (2)	$73,067	$132,563	$134,162	$135,808	$125,913	-
Capital lease (2)	$5,261	$10,603	$10,803	$11,007	$11,214	$35,025

(1)	See inventory purchase obligations in Note 12 to condensed Financial Statements.

(2)	See operating and capital leases in Note 12 to condensed Financial Statements.

Recent Accounting Pronouncements

 On June 19, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is expected not to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products and services are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3                   Quantitative and Qualitative Disclosures About Market Risk

 Not required for a smaller reporting company.

Item 4                   Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.  This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, management concluded that, as of June 30, 2014, our disclosure controls and procedures are not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on April 15, 2014.

Changes in Internal Control over Financial Reporting

During fiscal quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2014, we had cash and cash equivalents of $2,248,304 and a net loss of $1,786,634 for the six months ended June 30, 2014.  As such, we will require additional financing in the very near future to sustain our business operations. We currently do not have any arrangements for such financing and we may not be able to obtain financing when required. The decline in the price of our shares and our poor credit history has and will impact our ability to obtain future financing. Obtaining additional financing would be subject to a number of factors, including our ability to initially attract investments prior to substantial revenue generation, and thereafter our ability to grow our brand. We can provide investors with no assurance that we will ever achieve profitable operations, and thus we face a high risk of business failure. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
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

Our lack of financial resources has caused us to delay payment of our obligations as they became due in the ordinary course of our business.  Such delays have damaged some of our vendor and professional relationships, and have caused us to incur additional expenses in the payment of late charges and penalties.  As of June 30, 2014, we had current liabilities of $1,478,766 of which a portion remains past due.  If we are unable to make timely future payments to our vendors or repair the relationships with our current vendors, we may be unable to find vendors suitable to us.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our results of operations and our financial condition.

On December 9, 2013, we issued a promissory note to one investor in the amount of $500,000, net of discounts, which is secured against all of our property and is due in full on January 1, 2015. If there were an event of default under this note or any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. Last, we could be forced into bankruptcy or liquidation. As a result, any default by us on our indebtedness could have a material adverse effect on our business and could impact our ability to make payments under the notes.

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

Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel. We do not have any employment agreement with our President and CEO or CFO. No key man life insurance has been purchased on any of our executive officers. Our performance also depends on our ability to retain and motivate our officers. The loss of the services of any of our officers could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our financial condition has caused us to lose key employees and we have experienced a high turnover of employees. In addition, our financial condition may prevent us from hiring additional key employees. The loss of the members of our product design team has resulted in a loss of continuity in our product. As a result of these factors, we may be unable to develop and introduce new products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The failure to attract and retain the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel.

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

Companies trading on the OTCQB, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB. If we fail to be current in our reports under Section 13, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 2                   Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended June 30, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Respect Your Universe, Inc.

Date: August 14, 2014	/s/ Marcello Leone
Marcello Leone Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 14, 2014	/s/ James Nowodworski
James Nowodworski Chief Financial Officer (Principal Financial and Accounting Officer)