Form 10-Q
period 2014-09-30
RESPECT YOUR UNIVERSE, INC.
filed 2014-11-14
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-54885

Respect Your Universe, Inc.
(Exact name of registrant as specified in its charter)

Nevada	68-0677944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550-1188 West Georgia Street, Vancouver, British Columbia	V6E 4A2
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  55,336,750 shares of common stock as of November 7, 2014

Explanatory Note

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

RESPECT YOUR UNIVERSE, INC.
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014

PART I

Item 1 Financial Statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2014	December 31, 2013

ASSETS

Current assets
Cash	$1,483,284	$252,153
Due from factor, net	40,730	31,602
Inventory, net	1,328,610	845,188
Deposits	58,051	107,395
Prepaid expenses	20,792	59,337
Other current assets	27,180	83,309
Total current assets	2,958,647	1,378,984

Property and equipment, net	40,042	168,417

Other assets
Non-current inventory, net	-	951,966
Intangible assets, net	162,312	167,587
Other non-current assets	2,404	-
Total other assets	164,716	1,119,553

Total assets	$3,163,405	$2,666,954

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$725,319	$1,603,852
Note payable	499,934	-
Loans payable - related party	-	130,000
Current portion of capital lease	10,554	10,919
Total current liabilities	1,235,807	1,744,771

Other liabilities
Note payable, long-term	-	499,934
Capital lease, net of current portion	71,620	81,746
Total other liabilities	71,620	581,680
Total liabilities	1,307,427	2,326,451

Commitments & Contingencies

Stockholders’ equity
Common stock, $0.001 par value, 250,000,000
shares authorized; 55,336,750 and 31,463,335
shares issued and outstanding, respectively	55,336	31,463
Additional paid in capital	27,989,998	23,594,868
Accumulated deficit	(26,189,356)	(23,285,828)
Total shareholders' equity	1,855,978	340,503

Total liabilities and stockholders' equity	$3,163,405	$2,666,954

See accompanying notes to financial statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$187,347	$216,895	$604,871	$900,499

Cost of goods sold	181,501	150,480	546,756	615,850

Gross profit	5,846	66,415	58,115	284,649

Operating expenses
Selling and marketing	135,220	288,941	436,994	1,004,864
Product creation	-	177,559	69,805	416,265
General and administrative	788,330	726,307	2,212,984	2,482,654
Loss on impairment	179,180	-	179,180	-
Total operating expenses	1,102,730	1,192,807	2,898,963	3,903,783

Loss before interest expense	(1,096,884)	(1,126,392)	(2,840,848)	(3,619,134)

Interest expense	20,010	909	62,680	3,591

Net loss	$(1,116,894)	$(1,127,301)	$(2,903,528)	$(3,622,725)

Net loss per common share -
basic and diluted	$(0.02)	$(0.07)	$(0.07)	$(0.13)

Weighted average number of common
shares outstanding during the period -
basic and diluted	55,336,750	29,231,098	41,425,282	26,929,535

See accompanying notes to financial statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Total
	Common Stock, $0.001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity

Balance, January 1, 2014	31,463,335	$31,463	$23,594,868	$(23,285,828)	$340,503

Issuance of common stock and warrants for cash
($0.20/share), net of offering costs of $167,616)	6,673,415	6,673	1,160,394	-	1,167,067

Issuance of common stock and warrants for cash
($0.20/share), net of offering costs of $363,538)	15,800,000	15,800	2,780,662	-	2,796,462

Issuance of common stock and warrants for cash
($0.20/share), net of offering costs of $29,675)	1,400,000	1,400	248,925	-	250,325

Share-based compensation - options	-	-	205,149	-	205,149

Net loss	-	-	-	(2,903,528)	(2,903,528)

Balance, September 30, 2014	55,336,750	$55,336	$27,989,998	$(26,189,356)	$1,855,978

See accompanying notes to financial statements

RESPECT YOUR UNIVERSE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,903,528)	$(3,622,725)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	30,792	155,790
Share-based compensation expense - stock	-	105,938
Share-based compensation expense - options	205,149	314,927
Share-based compensation expense - warrants	-	30,020
Loss on impairment/disposal of property & equipment or inventory	179,180	49,089
Changes in operating assets and liabilities
Due from factor, net	(9,128)	(54,970)
Accounts receivable, net	-	(3,399)
Inventory	468,544	1,693
Deposits	46,940	(5,913)
Prepaid expenses	38,545	16,709
Other current assets	56,129	872
Accounts payable and accrued liabilities	(855,077)	(51,564)
Accounts payable - related party	-	(6,354)
Net cash used in operating activities	(2,742,454)	(3,069,887)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(99,778)	(143,374)
Acquisition of intangible assets	-	(13,893)
Net cash used in investing activities	(99,778)	(157,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	195,000
Payments on capital lease obligations	(10,491)	(8,212)
Proceeds from issuance of common stock and warrants	4,644,682	3,077,500
Offering costs	(560,828)	(118,890)
Net cash provided by financing activities	4,073,363	3,145,398

Net decrease in cash	1,231,131	(81,756)

Cash - beginning of year/period	252,153	295,211

Cash - end of year/period	$1,483,284	$213,455

Supplemental Disclosure of Cash Flow Information
Cash paid during the year/period for:
Interest	$43,930	$3,591
Taxes	$2,000	$1,500

Supplemental Disclosure of Non-Cash Activities
Stock issued as repayment of loans payable	$130,000	$195,000

See accompanying notes to financial statements

RESPECT YOUR UNIVERSE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

Note 2   Liquidity and Management’s Plan

The Company commenced operations as a development stage enterprise in 2009 and has incurred losses from inception that has primarily been funded through financing activities.  As shown in the accompanying condensed financial statements, the Company incurred a net loss of $1,116,894 and $2,903,528, for the three and nine months ended September 30, 2014, and had net cash used in operating activities of $2,742,454, and $3,069,887 for the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, the Company’s cash balance was $1,483,284. Although the Company raised $4,774,682 in 2014 (including $130,000 of loans payable settled for stock), the Company expects it will need to raise additional capital during the next 12 months and beyond to support current operations and planned development.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three and nine months ended September 30, 2014 are not necessarily indicative of results for the full fiscal year.

The financial statements for all prior periods have been retroactively adjusted to reflect the June 30, 2014 one-for-two reverse stock split of the Company’s common stock. (Note 10)

Summary of Significant Accounting Policies

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

Reclassifications

Interest expense for the three and nine months ended September 30, 2013 was reclassified from general and administrative expenses to conform to the current year’s presentation.

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

The Company had the following potential common stock equivalents:

	Sept 30, 2014	Sept 30, 2013
Stock options, exercise price $0.30 - $4.52	2,988,085	4,826,108
Common stock warrants, conversion price $0.50 - $3.60	30,184,436	9,001,625
Total common stock equivalents	33,172,521	13,827,733

Since the Company incurred a net loss during the periods, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  Therefore, a separate computation of diluted earnings (loss) per share is not presented.

Note 5   Inventories

Inventories, net, consist of finished goods inventory of $1,328,610 ($0 of which has been classified as non-current) and $1,797,154 ($951,966 of which has been classified as non-current) as of September 30, 2014 and December 31, 2013, respectively.  Inventories not expected to be sold within 12 months have been classified as non-current.

Note 6   Property and Equipment

Property and equipment consist of the following as of September 30, 2014 and December 31, 2013:

	2014	2013
Leasehold improvements	$4,373	$6,773
Construction in progress	-	103,461
Computers and office equipment	40,190	41,809
Furniture and fixtures	19,689	19,689
Software	41,004	41,004
Tradeshow and event equipment	8,522	7,229
	113,779	219,965
Accumulated depreciation	(73,737)	(51,548)
Property and equipment, net	$40,042	$168,417

Depreciation expense for the three and nine months ended September 30, 2014 was $8,430 and $25,518 respectively, and $15,992 and $67,398, respectively, for the three and nine months ended September 30, 2013.

Note 7   Intangible Assets

Intangible assets consist of the following as of September 30, 2014 and December 31, 2013:

	2014	2013
Patent and trademarks, net	$38,777	$44,052
Domain name	123,535	123,535
Intangible assets, net	$162,312	$167,587

Amortization expense for the three and nine months ended September 30, 2014 was $1,583 and $5,274, and $9,909 and $24,874, respectively, for the three and nine months ended September 30, 2013.

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

Stock Issued for Cash

In February 2014, the Company issued 6,673,415 shares of common stock as part of a private placement offering for proceeds of $1,167,067 ($0.20/share), net of direct offering costs of $167,616.  The Company, in this private placement, repaid a total of $130,000 of advances – related parties through the issuance of stock and warrants – see Note 9.  In conjunction with this offering, one warrant for each share issued was granted.  Details of the warrants issued are shown in the table below:

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

Stock Options

On June 9, 2014, the Board of Directors approved certain revisions to the 2013 Stock Option Plan, resulting in the Company’s 2014 Stock Option Plan (the “2014 Plan”) whereby the aggregate number of securities reserved for issuance set aside and made available for issuance under the 2014 Plan was revised from (i) 11,702,425 shares of the Company’s common stock at the time of granting the options (including all options granted by our Company to date) to (ii) 16,181,025 shares of the Company’s common stock.

The following is a summary of the Company’s stock option activity, for the nine months ended September 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value
Balance - December 31, 2013	3,300,710	$1.55	7.52 Years		$-
Granted	6,350,000	0.30	9.91 Years
Exercised	-
Forfeited/Cancelled	(562,625)	0.92
Outstanding - September 30, 2014	9,088,085	$0.72	8.86 Years	$
Exercisable - September 30, 2014	2,988,085	$1.57	6.70 Years		$-

During the three and nine months ended September 30, 2014, the Company expensed $167,263 and $205,149 related to stock option grants, respectively, as compared to $231,736 and $314,927 for the three and nine months ended September 30, 2013, respectively.  At September 30, 2014, approximately $1,355,680 of stock based compensation expense was expected to be amortized over 3.25 years.

Warrants

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2014:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value
Balance - December 31, 2013	6,858,084	$0.71	2.45 Years	$-
Granted (1)	23,873,415	0.50	2.58 Years
Exercised
Forfeited/Cancelled	(547,063)	(3.38)
Outstanding - September 30, 2014	30,184,436	$0.50	2.43 Years	$-
Exercisable - September 30, 2014	30,184,436	$0.58	2.43 Years	$-

(1)	Warrants issued in connection with the 2014 private placements discussed in Note 10, Stockholders’ Equity - Stock Issued for Cash.

During the nine months ended September 30, 2014 and 2013, the Company expensed $0 and $30,020 respectively, related to stock warrants issued for services.

Note 11   Related Party Transactions

In January 2013, the Company granted 500,000 stock options for consulting services to a company that is wholly-owned by a former member of the Company’s Board of Directors. The options vest over a one-year period and will expire if unexercised, ten years from the date of grant. The fair value of these options on grant date was $227,101.  The Company used the Black-Scholes-pricing model to determine the fair value of the options.  For the three and six months ended June 30, 2013, total expense related to this transaction was $18,315 and $56,775, respectively. In June 2013, the Company terminated the consulting agreement, in accordance with provisions allowed for in the contract.

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

Also during the three months ended June 30, 2014, the Board of Directors approved the reimbursement of $74,349 of expenses incurred by the President of the Company.  These expenses were incurred prior to employment of the President on May 23, 2014 for purposes of raising capital during 2014 and were expensed and paid during the three months ended June 30, 2014.

During the three months ended September 30, 2014, the Company had sales to an entity affiliated with the President of the Company and owned by one of the Directors of the Company.  During the three months ended September 30, 2014, sales totaled $25,315 and resulted in a gross margin loss of $2,731.  In addition, credits totaling $3,241 during the three month ended June 30, 2014 were issued to this entity for products used for equity fundraising purposes.  As of September 30, 2014, approximately $12,374 is due from this affiliated entity.

During the three months ended September 30, 2014, the Company had sales to an entity affiliated/owned by the President of the Company. During the three months ended September 30, 2014, sales totaled nil and resulted in a gross margin loss of $2,310.

Note 12   Commitments

Lease Obligations

The Company has obligations under operating leases for its corporate office facility and for its retail stores.  The leases expire at various dates through 2019.  Rent expense classified in General and Administrative expense associated with the Company’s operating leases was $28,145 and $111,945 for the three and nine months ended September 30, 2014, respectively, as compared to $51,675 and $153,139, respectively, for the three and nine months ended September 30, 2013.

Inventory Purchase Obligations

As of September 30, 2014, the Company had commitments to purchase approximately $453,876, net of deposits, of inventory related to the Company’s future product lines.

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

The following table represents the Company’s activity by operating segment for the three months ending September 30, 2014:

	Channel
	Wholesale		Retail	Ecommerce	Other	Total
Revenue	$104,249		$36,715	$46,383	-	$187,347
Cost of goods sold	132,525		27,046	21,930	-	181,501
Gross profit (loss)	(28,276)		9,669	24,453	-	5,846
Gross margin percent	(27%	)	26%	53%		3%

Reconciliation of gross profit (loss) to net loss:
Operating expenses
Selling and marketing						135,220
Product creation						-
General and administrative						788,330
Interest expense						20,010
Loss on impairment of property and equipment						179,180
Net loss						$(1,116,894)

The following table represents the Company’s activity by operating segment for the nine months ending September 30, 2014:

	Channel
	Wholesale		Retail	Ecommerce	Other	Total
Revenue	$293,445		$124,190	$187,236	$-	$604,871
Cost of goods sold	324,212		89,326	126,316	6,902	546,756
Gross profit (loss)	(30,767)		34,864	60,920	(6,902)	58,115
Gross margin percent	(10%	)	28%	33%		10%

Reconciliation of gross profit (loss) to net loss:
Operating expenses
Selling and marketing						436,994
Product creation						69,805
General and administrative						2,212,984
Interest expense						62,680
Loss on impairment of property and equipment						179,180
Net loss						$(2,903,528)

The following table represents the Company’s activity by operating segment for the three months ended September 30, 2013:

	Channel
	Wholesale		Retail	Ecommerce	Other	Total
Revenue	$30,446		$127,322	$59,127	$-	$216,895
Cost of goods sold	31,362		71,423	30,300	17,395	150,480
Gross profit (loss)	(916)		55,899	28,827	(17,395)	66,415
Gross margin percent	(3%	)	44%	49%		31%

Reconciliation of gross profit (loss) to net loss:
Operating expenses
Selling and marketing						$288,941
Product creation						177,559
General and administrative						726,307
Interest						909
Net loss						$(1,127,301)

The following table represents the Company’s activity by operating segment for the nine months ended September 30, 2013:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$343,259	$379,881	$177,359	$-	$900,499
Cost of goods sold	317,673	158,711	99,122	40,344	615,850
Gross (loss) profit	25,586	221,170	78,237	(40,344)	284,649
Gross margin percent	7%	58%	44%		32%

Reconciliation of gross (loss) profit to net loss:
Operating expenses
Selling and marketing					$1,004,864
Product creation					416,265
General and administrative					2,482,654
Interest					3,591
Net loss					$(3,622,725)

The Company does not allocate its assets among its channels, and as such, no asset allocation is shown in the table above.

Note 15   Subsequent Events

On October 1, 2014, the Company entered into a one (1) month lease agreement at a designer sample outlet space in Vancouver, BC. The lease will roll forward month-to-month until either party provides thirty (30) days’ notice.

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

•	unique difficulties and uncertainties inherent in the apparel business;

•	changes in general economic or market conditions that could impact consumer demand for our products;

•	our sales and profitability may decline as a result of increasing product costs and decreasing selling prices;

•	risks associated with our product lines, including our ability to launch additional product lines in the future, the fluctuating cost of raw materials, and our dependence on third party suppliers;

•	our ability to execute on our business plan;

•	our ability to compete with other companies with greater resources than we have;

•	the enforceability of our intellectual product rights;

•	our ability to retain the services of our senior management and key employees;

•	our ability to sell excess inventory; and

•	our ability to enter into new leased retail facility commitments.

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

Overview

We are a global performance training and fitness brand with origins in the movements and philosophy of martial artistry, created for the multisport athlete. Our men's and women's performance and active wear lines are specially designed for people who love to move, feel comfortable and look great. Crafted from organic and/or recycled materials, our products are also designed to help nurture the environment.

We were incorporated in the State of Nevada in November 2008.  Our corporate headquarters and operations are located in Vancouver, British Columbia, a major hub in our industry.  We have a senior leadership team with extensive experience in the retail and apparel industry.  All products are designed, developed and tested at our corporate headquarters, and production takes place in top-grade factories in our industry.

We sell our products through three primary channels: wholesale, retail and e-commerce.  Our initial product line launched in February 2012, which coincided with the roll out of our online store at ryu.com.  In October 2012, we opened our first retail store located at The Shoppes at the Palazzo in Las Vegas, Nevada, and in December 2013, we opened our second retail store located at Westlake Center in downtown Seattle, Washington.  We elected not to enter into a long-term lease with our Las Vegas landlord and subsequently closed that location in February 2014.  We continue to operate and evolve our wholesale channel through a variety of customers.

In the fourth quarter of 2012, our management determined that we were no longer a development stage enterprise based on the following three circumstances:

(i)	principal operations were underway,
(ii)	we were producing and marketing a full line of men’s and women’s apparel, and
(iii)	we were generating revenues through all three of our sales channels.

During the second quarter of 2014, certain changes were made to our management and Board of Directors as follows:

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

During the third quarter of 2014, additional changes were made to our management and Board of Directors as follows:

•	Effective August 1, 2014, Marcello Leone was appointed Chief Executive Officer replacing Dr. Craig Brod. Mr. Leone was concurrently appointed as the Chairman of the Board of Directors.

•	Manfred Vollmer was appointed Chief Operating Officer, effective August 20, 2014.

•	Effective September 2, 2014, Jameel Vaghela was appointed Chief Financial Officer replacing James Nowodworski.

On August 28, 2014, the Company decided to terminate its Westlake Center agreement due to the stores outdated appearance and poor sales per square foot.

Subsequent to September 30, 2014, the Board of Directors accepted Manfred Vollmer’s resignation.

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

Results of Operations

Revenue

Revenues during the three months ended September 30, 2014 and 2013 were $187,347 and $216,895, respectively.  Retail and e-commerce sales both decreased for the quarter which was offset by an increase in wholesale sales of approximately 242% over the comparable prior year period. Retail sales in the three months ended September 30, 2014 were generated by our Seattle, Washington store and were not as strong as the comparable 2013 period which was generated by our initial Las Vegas, Nevada store.  Our Seattle, Washington store was opened in late December 2013 as a temporary store and has not yet been remodeled to date. The increase in wholesale sales was primarily due to a warehouse sale where inventory was released at prices comparable to landed cost.

Revenues during the nine months ended September 30, 2014 and 2013 were $604,871 and $900,499, respectively.  Wholesale and retail sales both decreased for the quarter which was offset by an increase in e-commerce sales of approximately 6% over the comparable prior year period.  The decrease in wholesale sales was primarily due to less distressed sales in 2014 compared with 2013.  Retail sales in the nine months ended September 30, 2014 were generated by our Seattle, Washington store which operated for the full nine months as a temporary store and our Las Vegas, Nevada store which operated for less than two months and was closed at the end of February 2014.  Our Seattle, Washington store was opened in late December 2013 as a temporary store and has not yet been remodeled to date.

Cost of Goods Sold

Cost of goods sold during the three months ended September 30, 2014 and 2013 was $181,501 and $150,480, respectively. Cost of goods sold during the nine months ended September 30, 2014 and 2013 was $546,756 and $615,850, respectively.  The increase in cost of goods sold for 2014 is primarily due to higher yet less profitable wholesale sales in 2014 compared to 2013.

Gross Profit

Gross profit during the three months ended September 30, 2014 and 2013 was $5,846 and $66,415, respectively.  Gross profit percentage during the three months ended September 30, 2014 and 2013 was 3% and 31%, respectively.  Gross profit during the nine months ended September 30, 2014 and 2013 was $58,115 and $284,649, respectively.  Gross profit percentage during the nine months ended September 30, 2014 and 2013 was 9% and 32%, respectively.  Gross margins were negatively impacted by lower sales and gross margin percentages were impacted by promotional selling prices management deemed necessary to liquidate excess inventories.

The table below presents our actual results by operating segment, as they relate to its revenue, cost of goods sold, gross (loss) profit and gross margin.  The closeout sale described above is included within Wholesale, as we closed out the related goods through our wholesale channel.  Factory surcharges and excess inventory write-offs are included in Other.

Three months ended September 30, 2014:

	Channel
	Wholesale		Retail	Ecommerce	Other	Total
Revenue	$104,249		$36,715	$46,383	-	$187,347
Cost of goods sold	132,525		27,046	21,930	-	181,501
Gross profit (loss)	(28,276)		9,669	24,453	-	5,846
Gross margin (loss) percentage	(27%	)	27%	53%		3%

Nine months ending September 30, 2014:

	Channel
	Wholesale		Retail	Ecommerce	Other	Total
Revenue	$293,445		$124,190	$187,236	$-	$604,871
Cost of goods sold	324,212		89,326	126,316	6,902	546,756
Gross profit (loss)	(30,767)		34,864	60,920	(6,902)	58,115
Gross margin (loss) percentage	(10%	)	28%	33%		10%

Three months ended September 30, 2013:

	Channel
	Wholesale		Retail	Ecommerce	Other	Total
Revenue	$30,446		$127,322	$59,127	$-	$216,895
Cost of goods sold	31,362		71,423	30,300	17,395	150,480
Gross profit (loss)	(916)		55,899	28,827	(17,395)	66,415
Gross margin (loss) percentage	(3%	)	44%	49%		31%

Nine months ended September 30, 2013:

	Channel
	Wholesale	Retail	Ecommerce	Other	Total
Revenue	$343,259	$379,881	$177,359	$-	$900,499
Cost of goods sold	317,673	158,711	99,122	40,344	615,850
Gross (loss) profit	25,586	221,170	78,237	(40,344)	284,649
Gross margin	7%	58%	44%		32%

Selling and Marketing Costs

We incurred $135,220 and $288,941 in selling and marketing expenses during the three months ended September 30, 2014 and 2013, respectively.  We incurred $436,994 and $1,004,864 in selling and marketing expenses during the nine months ended September 30, 2014 and 2013, respectively.  Expenses during these periods were incurred to generate sales and create awareness and demand for our products through sports marketing agreements, product seeding, digital marketing and social media.  The decrease is primarily related to expense reductions in the areas of staff and contractor expenses, public relations, direct advertising, consulting fees, and travel and entertainment expenses.

Product Creation Costs

During the three months ended September 30, 2014 and 2013, we incurred product creation expenses of nil and $177,559, respectively, compared to $69,805 and $416,265, respectively, during the nine months ended September 30, 2014 and 2013.  The decrease is primarily related to reduction in staff and expense reductions in the areas of contractor expenses and consulting fees.

General and Administrative Costs

General and administrative expenses for the three months ended September 30, 2014 and 2013 were $788,330 and $726,307 compared to $2,212,984 and $2,482,654 for the nine months ended September 30, 2014 and 2013, respectively.  The decrease primarily relates to expense reductions in the areas of staff expenses, investor relations, and depreciation and amortization, offset by an increase for professional fees including reimbursement of $74,349 related party legal fees reimbursement further described in Note 11 to the condensed financial statements.

Interest expense

Interest expense was $20,010 and $909 for the three months ended September 30, 2014 and 2013, respectively.  Interest expense was $62,680 and $3,591 for the nine months ended September 30, 2014 and 2013, respectively. The increase in interest expense was primarily due to the note payable entered into during late December 2013.  The interest only note has a maturity date of January 1, 2015 and bears interest of 15% per annum, which is payable quarterly, and is secured by all of our assets.  In connection with the issuance of the note, we issued warrants to purchase up to 150,000 share of common stock at an exercise price of $0.50 per share until January 1, 2015.

Net Loss

As a result of the above, our net loss for the three and nine months ended September 30, 2014 was $1,116,894 and $2,903,528 as compared to a net loss of $1,127,301 and $3,622,725 for the comparable 2013 periods.

Financial Condition

As of September 30, 2014, we had current assets of $2,958,647, current liabilities of $1,235,807 and working capital of $1,722,840 compared to current assets of $1,378,984, current liabilities of $1,744,771 and a working capital deficit of $365,787 at December 31, 2013.  Our cash balance as of September 30, 2014 was $1,483,284 compared to $252,153 at December 31, 2013.  In the nine months ended September 30, 2014, we raised $4,083,854 (excluding conversion of $130,000 in loans), net of direct offering costs.

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

Operating Activities

During the nine months ended September 30, 2014, we used cash in the amount of $2,742,454 in operating activities.  The principal adjustments to reconcile the net loss of $2,903,528 to net cash used in operating activities was a reduction of inventory of $468,544, and a decrease in accounts payable and accrued liabilities of $855,077.  Depreciation and amortization during the nine months ended September 30, 2014 totaled $30,792.

By comparison, during the nine months ended September 30, 2013, we used cash in the amount of $3,069,887 in operating activities. The principal adjustment to reconcile the net loss of $3,622,725, to net cash used in operating activities were share-based compensation of $450,885, partially offset by an increase in due to factor of $54,970, and an increase in accounts payable and accrued liabilities of $51,564.  Depreciation and amortization during the nine months ended September 30, 2013 totaled $155,790.

Investing Activities

Net cash used in investing activities was $99,778 during the nine months ended September 30, 2014.  Investing activities during the period were $99,778 for property and equipment, attributed to the Seattle, Washington retail store.

Net cash used in investing activities was $157,267 during the nine months ended September 30, 2013.  Investing activities during the period included $143,374 for property and equipment, $13,893 for intangible assets, which included the development of patents and trademarks.

Financing Activities

During the nine months ended September 30, 2014, we paid $10,491 towards capital lease obligations and received gross proceeds from the sale of common stock and warrants of $4,644,682, including $130,000 of notes payable paid by issuance of common stock and warrants, of which $560,828 was paid in offering costs for net cash provided by financing activities of $4,073,363.

During the nine months ended September 30, 2013, we paid $8,212 towards a capital lease obligation and received proceeds of $195,000 from the issuance of notes payable as well as gross proceeds from the sale of common stock and warrants of $3,077,500, of which $118,862 was paid in offering costs for net cash provided by financing activities of $3,145,398.

Liquidity and Management’s Plan

We commenced operations as a development stage enterprise in 2009 and have incurred losses from inception.  As shown in the accompanying financial statements, we incurred a net loss of $2,903,528 during the nine months ended September 2014, had working capital of $1,722,840 as of September 30, 2014, and had net cash used in operating activities of $2,742,454 during the nine months ended September 30, 2014.

As of September 30, 2014, our cash balance was $1,483,284, and management determined that we would have to raise additional equity and or debt capital during the remainder of 2014 in order to support current operations and planned development.  These factors raise substantial doubt as to our ability to continue as a going concern.

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

2.	Reposition the brand to target the multidisciplinary athlete and redesign our logo

3.	Develop a clear cultural identity for our company and brand

4.	Rebuild ecommerce platform to align with our cultural identity and streamline ordering for international markets

5.	Control excess inventory by selling old inventory by 4th quarter of 2014 and move into real in-time inventory in 2015 to avoid risk of carrying excess inventory

6.	Roll out of physical RYU stores in 2015 (minimum store size 3,000 sq. ft.)

7.	Sales division for the following revenue streams: (i) RYU’s exclusive retail stores (ii) ecommerce platform (iii) wholesale accounts and (iv) cobranding products with international brands

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

Contractual Commitments

The following table presents our non-cancelable contractual commitments:

	2014	2015	2016	2017	2018	Thereafter
Inventory purchase obligations (1)	$453,876
Operating leases (2)	$11,034	$106,789	$116,748	$114,851	$94,734	$81,670
Capital lease (2)	$2,620	$10,603	$10,803	$11,007	$11,214	$35,926

(1)	See inventory purchase obligations in Note 12 to condensed Financial Statements.

(2)	See operating and capital leases in Note 12 to condensed Financial Statements.

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

Item 4                  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.  This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, management concluded that, as of September 30, 2014, our disclosure controls and procedures are not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on April 15, 2014.

Changes in Internal Control over Financial Reporting

During fiscal quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2014, we had cash and cash equivalents of $1,483,284 and a net loss of $2,903,528 for the nine months ended September 30, 2014.  As such, we will require additional financing in the very near future to sustain our business operations. We currently do not have any arrangements for such financing and we may not be able to obtain financing when required. The decline in the price of our shares and our poor credit history has and will impact our ability to obtain future financing. Obtaining additional financing would be subject to a number of factors, including our ability to initially attract investments prior to substantial revenue generation, and thereafter our ability to grow our brand. We can provide investors with no assurance that we will ever achieve profitable operations, and thus we face a high risk of business failure. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
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

As of September 30, 2014, we had current liabilities of $1,235,807 of which a portion remains past due.  If we are unable to make timely future payments to our vendors or repair the relationships with our current vendors, we may be unable to find vendors suitable to us.

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

The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. We have expanded our relationships with suppliers outside of China, which, among other things, has resulted in increased costs and shipping times for some products. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.

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

Item 2                  Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended September 30, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Respect Your Universe, Inc.

Date: November 14, 2014	/s/ Marcello Leone
Marcello Leone Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2014	/s/ Jameel Vaghela
Jameel Vaghela Chief Financial Officer (Principal Financial and Accounting Officer)