Form 10-K
period 2014-12-31
RYU APPAREL INC.
filed 2015-04-30
CIK 1472601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-54885

RYU Apparel Inc.
(Exact name of registrant as specified in its charter)

British Columbia	20-0641026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1672 West 2nd Avenue, Vancouver, BC	V6J 1H4
(Address of principal executive offices)	(Zip Code)

1-604-235-2880
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $14,915,840 as of June 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  71,355,107 shares of common stock as of April 21, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  Not Applicable

EXPLANTORY NOTE

Pursuant to and on the terms and subject to the conditions set out in a share exchange and arrangement agreement between Respect Your Universe, Inc., a Nevada corporation (“RYU Nevada”) and our company dated December 4, 2014, on February 20, 2015, all of the shareholders of RYU Nevada were deemed to have exchanged (the “Exchange”) their common shares of RYU Nevada (each, a “RYU Nevada Share”) for common shares of our company (each, a “RYU Canada Share”) on the basis of one RYU Canada Share for each RYU Nevada Share held.  Pursuant to Rule 12g-3 promulgated under the Securities and Exchange Act of 1934, we are the successor issuer to RYU Nevada.  RYU Nevada effected the Exchange as a plan of share exchange pursuant to the Nevada Revised Statutes and filed articles of exchange with the Nevada Secretary of State to effect the Exchange.  We effected the Exchange as a plan of arrangement pursuant to the British Columbia Business Corporations Act and obtained an order of the Supreme Court of British Columbia (the “Court”) to approve the Exchange. The Court also declared that the Exchange was fair to the former shareholders of RYU Nevada.

Any references to share capital information prior to February 20, 2015 are to shares of RYU Nevada and any references after February 20, 2015 are to shares of RYU Canada.

Because the operations and assets of RYU Nevada represent our entire business and operations as of the closing date of the Exchange, our management’s discussion and analysis contained in this annual report is based on RYU Nevada’s operations.

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

As used in this Form 10-K and unless otherwise indicated, the terms “we”, “us”, “our” and “RYU” refer to RYU Apparel Inc. and our wholly owned subsidiary Respect Your Universe, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

RYU APPAREL INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2014

PART I

Item 1	Business

Overview

RYU is a global, athletic tech-style brand engineered for the fitness, training and performance of the multi-discipline athlete. Designed without compromise, RYU exists to facilitate human performance.

We were incorporated in the State of Nevada in November 2008 as Respect Your Universe, Inc. On December 4, 2014, we entered into an arrangement and exchange agreement (the “Agreement”) with Respect Your Universe (BC) Inc. (“RYU BC”), a newly incorporated subsidiary of the Company. RYU BC is incorporated in British Columbia. Under the Agreement, the shareholders of the Respect Your Universe, Inc. will become shareholders of RYU BC by exchanging the outstanding common shares of the Respect Your Universe, Inc.  for common shares of RYU BC on a one to one basis. Upon the completion of the share exchange, the Respect Your Universe, Inc. will be affected to have changed its jurisdiction of business from Nevada to British Columbia. The Agreement was approved by the shareholders of Respect Your Universe, Inc. on January 27, 2015 and by the Supreme Court of British Columbia on February 4, 2015 and is still pending approval by the TSX Venture Exchange (“TSX-V”). Upon approval by the TSX-V, the RYU BC shares will be listed on the TSX-Venture under the name RYU Apparel Inc. and the symbol “RYU”. The Respect Your Universe, Inc.’s shares will be de-listed from the TSX-V and the OTCQB. In connection with the Agreement, we changed the name of our company to “RYU Apparel Inc.” on February 20, 2015.

Our corporate headquarters and operations are located in Vancouver, British Columbia.  We have retained a senior leadership team with extensive experience in the retail and apparel industry.  All products are designed, developed and tested at our corporate headquarters, and production takes place in top-grade factories in our industry.

We sell our products through three primary channels: wholesale, retail and e-commerce.  Our initial product line launched in February 2012, which coincided with the roll out of our online store at ryu.com.  In October 2012, we opened our first retail store located at The Shoppes at the Palazzo in Las Vegas, Nevada, and in December 2013, we opened our second retail store located at Westlake Center in downtown Seattle, Washington.  We elected not to enter into a long-term lease with our Las Vegas landlord and subsequently closed that location in February 2014. We elected to terminate our lease at Westlake Center due to the store’s outdated appearance and poor sales per square foot and subsequently closed that location in December 2014.

Product Lines

Our products include performance and lifestyle apparel and accessories that are environmentally friendly and meet the demands of an active lifestyle.  Our men’s and women’s apparel lines are comprised of up to 90 percent organic and recycled materials, utilizing top-grade yarn and fabric suppliers throughout the world.  We currently market four commercial product lines targeted for the Spring, Summer, Fall and Winter seasons.

We released a limited Spring 2013 line in March 2013 that included approximately 18 new men’s and women’s styles. Approximately 10 additional styles were designed for the Fall 2013 season and we received these styles at our warehouse as of September 2013.

Our Spring 2014 line included approximately 20 new men’s and women’s styles as well as additional accessories and a limited number of carryover styles.  Our Fall 2014 line was designed but production was cancelled due to the re-branding of our Company and change in strategic direction. We are currently designing and developing our Fall 2015 line and expect it to drop in August 2015.

Product Research and Development

We believe our research and development efforts are a key factor for success.  We believe that Vancouver’s proximity to a vast pool of apparel design talent, along with its eco-conscious reputation, provides us much of the resources and skills needed to support our product development and growth.  We use technical innovation in the construction of our apparel to create products that enhance an active lifestyle.  Our products are manufactured with technical fabrications produced by third parties and developed in collaboration with our product development team.

Product Manufacturing

We outsource the commercial manufacturing of our product lines to factories primarily outside of Canada.  During 2013 and 2014, production occurred primarily at manufacturers located in Asia.  Our independent suppliers buy raw materials in bulk for the manufacturing of our apparel and accessories.

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

Product Distribution

We have deployed a multi-channel distribution strategy to deliver our products to consumers.  Our wholesale channel consists of various retail customers.   Our brand targets a broader market of active lifestyle apparel.   Our e-commerce channel consists of the ryu.com web store, which was launched in February 2012 and provides a global consumer base access to our entire product line.  Our third channel, retail, includes our first retail stores in Las Vegas, Nevada (closed February 2014), and Seattle, Washington (closed December 2014).

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

We have established a social media strategy for communicating directly with consumers to build awareness and interest in Respect Your Universe.  Through the use of platforms including Facebook, Twitter, Instagram and Pinterest we are attempting to build a strong community following and interacting with our brand.

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

We are a company that has only recently commenced commercial operations.  Accordingly, there can be no assurances that we can successfully compete in our industry.  We believe that the vision of our brand, which is to inspire people with active lifestyles to respect themselves, others and the world they live in, is compelling and relevant to a small segment of consumers.  We also believe that our vision, combined with a strategy of using high quality performance lifestyle apparel as a platform for delivering our brand’s message, differentiates us and will enable us to obtain a competitive position in the industry.

Patents and Trademarks

On December 10, 2008, a U.S. federal trademark registration was filed for RYU. This trademark is owned by Respect Your Universe, Inc. The U.S. Patent and Trademark Office (“USPTO”) has given the RYU trademark serial number of 77630773.

On December 10, 2008, a U.S. federal trademark registration was filed for RESPECT YOUR UNIVERSE. This trademark is owned by RYU Nevada. The USPTO has given the   RESPECT YOUR UNIVERSE trademark serial number of 77630779.

We intend to continue to strategically register, both domestically and internationally, existing patents, trademarks and copyrights that are consistent with our vision for the future of our brand.  Additionally, we intend to strategically register both domestically and internationally, patents, trademarks and copyrights that we develop in the future.

Employees

We currently have fifteen full time employees and no part-time employees.  Our employees are responsible for performing or overseeing all operations of the Company.  Specifically, our employees’ direct responsibilities include, but are not limited to, seeking the investment capital necessary to build and help sustain commercial operations, creating and executing our marketing, branding and sales strategy, driving the overall product design strategy, directing product development, operations, sales, finance and general administrative duties.

Item 1A	Risk Factors

If we do not obtain additional financing our business may fail.

As of December 31, 2014, we had cash and cash equivalents in the approximate amount of $265,394 and a net loss of $5,453,159 for the year ended December 31, 2014.  As such, we will require additional financing in the very near future to sustain our business operations. The decline in the price of our shares and our poor credit history has and will impact our ability to obtain future financing. Obtaining additional financing would be subject to a number of factors, including our ability to initially attract investments prior to substantial revenue generation, and thereafter our ability to grow our brand. We can provide investors with no assurance that we will ever achieve profitable operations, and thus we face a high risk of business failure. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Our cash flow problems have caused us to be delinquent in payments to vendors and other creditors

Our lack of financial resources has caused us to delay payment of our obligations as they became due in the ordinary course of our business.  Such delays have damaged some of our vendor and professional relationships, and have caused us to incur additional expenses in the payment of late charges and penalties.  As of December 31, 2014, we had current liabilities of $1,278,122 of which a significant portion was and remains past due.  If we are unable to make timely future payments to our vendors or repair the relationships with our current vendors, we may be unable to find vendors suitable to us.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our results of operations and our financial condition.

On December 9, 2013, we issued a promissory note to one investor in the amount of $499,934, which is secured against all of our property and is due in full on May 15, 2015. If there were an event of default under this note or any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. Lastly, we could be forced into bankruptcy or liquidation. As a result, any default by us on our indebtedness could have a material adverse effect on our business and could impact our ability to make payments under the note.

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

Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, particularly those in North America and other factors such as consumer confidence in future economic conditions, fears of recession, the availability of consumer credit, level of unemployment, tax rates and the cost of consumer credit. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remains unpredictable and subject to reductions due to credit constraints and uncertainties about the future. The current volatility in the United States economy in particular has resulted in an overall slowing in growth in the retail sector because of decreased consumer spending, which may remain depressed for the foreseeable future. These unfavorable economic conditions may lead consumers to delay or reduce purchase of our products. Consumer demand for our products may not reach our sales targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly in North America. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.

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

We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers.  Due to our financial condition, we have delayed payments to our manufactures or agreed to revise contractual terms, which has had a negative impact on our relationships with them.   If we fail to make or delay payments to our manufactures, those manufactures may refuse to work for us and we may have difficulties finding other manufactures that are willing to make our products on terms acceptable to us or which are competitive in the marketplace.

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

We may in the future experience a significant disruption in the supply of fabrics or raw materials from current sources and we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer, we may be unable to locate additional supplies of fabrics or raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and could result in lower net revenue and income from operations both in the short and long term.

Our reliance on third party providers for all warehouse and fulfillment functions reduces our ability to control the warehousing and fulfillment processes, which could harm our sales, reputation, and overall business.

We have entered into an agreement to outsource most of our warehouse and fulfillment functions to third party providers where our inventory is held at sites managed by an independent contractor who will then perform most of our warehousing, packaging and fulfillment services. We depend on independent contractor fulfillers to properly fulfill customer orders in a timely manner and to properly protect our inventories. The contractor's failure to ship products to customers in a timely manner, to meet the required quality standards, to correctly fulfill orders, to maintain appropriate levels of inventory, or to provide adequate security measures and protections against excess shrinkage could cause us to miss delivery date requirements of our customers or incur increased expense to replace or replenish lost or damaged inventory or inventory shortfall.  The failure to make timely and proper deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability. Our excess inventory held at these facilities may be damaged due to the length of time that they are at the facility, which may not be covered by the contractor or our insurance.

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

Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel. We have employment agreements in place for our Chief Executive Officer and Chief Financial Officer, but not with our Vice President of Product and Brand nor our Vice President of Sales and Marketing.  No key man life insurance has been purchased on any of our executive officers. Our performance also depends on our ability to retain and motivate our officers. The loss of the services of any of our officers could have a material adverse effect on our business, prospects, financial condition and results of operations.

Competition for key personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The failure to attract and retain the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel.

We are dependent on our information technology systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.

Our business is dependent on the successful and uninterrupted functioning of our information technology systems setup by third-party providers, as we outsource many of our major systems. We rely on the controls of these providers in lieu of controls setup by us. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions.

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

Our corporate headquarters and principal operations are located at 1672 West 2nd Avenue, Vancouver, British Columbia V6J 1H4.  We lease this facility from Naturo Group Investments Inc., a company with common directors, under an operating lease which expires in 2019, for CAD $7,187 per month.

We have a satellite office located at Suite 406 – 1231 NW Hoyt St., Portland, OR 97209. We lease this facility, which expires in 2017, for $2,267 per month.  This lease was effectively terminated on March 31, 2015 as a result of our restructuring efforts at a cost of $11,814.

On April 1, 2015, we entered into a lease with The Primrose Family Trust to lease a 5,000 sq. ft. retail location at 1745 West 4th Ave, Vancouver, British Columbia for a period of 5 years. The monthly payment on the lease is CAD$9,833 per month.

We outsource the manufacturing of our products and the distribution and warehousing needs for our products to third parties and as such have no current plans to lease or own space for such needs.  We believe that our current locations will be sufficient for the operation of our business over the next twelve months, and expect to find replacement facilities for our corporate headquarters or extend the existing lease.

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

Our Common Stock trades on the TSX Venture Exchange under the symbol “RYU”. RYU Nevada shares were traded on the TSX Venture Exchange under the symbol “RYU” and on the OTCQB under the symbol “RYUN”.

Pursuant to and on the terms and subject to the conditions set out in a share exchange and arrangement agreement between Respect Your Universe, Inc., a Nevada corporation (“RYU Nevada”) and RYU Apparel Inc. (“RYU Canada”) dated December 4, 2014, on February 20, 2015, all of the shareholders of RYU Nevada were deemed to have exchanged their common shares of RYU Nevada (each, a “RYU Nevada Share”) for common shares of RYU Canada (each, a “RYU Canada Share”) on the basis of one RYU Canada Share for each RYU Nevada Share held.

The following table sets forth the quarterly high and low bid prices for the RYU Nevada common stock during the last two fiscal years, as reported by the OTCQB and TSX Venture Exchange. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.
	OTCQB (U.S. Dollars)		TSX Venture Exchange (Canadian Dollars)
	Bid Prices ($)		Trade Prices ($)
Quarter Ended	High	Low	High	Low

March 31, 2013	0.56	0.30	0.34	0.31
June 30, 2013	0.41	0.20	0.30	0.30
September 30, 2013	0.29	0.18	0.21	0.21
December 31, 2013	0.20	0.06	0.085	0.085
March 31, 2014	0.17	0.16	0.085	0.085
June 30, 2014	0.21	0.18	0.15	0.145
September 30, 2014	0.28	0.25	0.30	0.265
December 31, 2014	0.17	0.17	0.22	0.17

On April 21, 2015, the closing price for our common stock on the TSX Venture Exchange was CDN $0.325 per share.

Transfer Agents

The shares of our common stock are issued in registered form. The transfer agent and registrar for our common stock is Computershare Investor Services Inc. located at 3rd Floor – 510 Burrard Street, Vancouver, British Columbia V6C 3B9.

Holders

As of April 21, 2015, we had 159 holders of our common stock.

Registration Rights

In connection with our private placements that closed on February 5, 2014, and November 8, 2013, we agreed to use commercially reasonable efforts to file a registration statement on Form S-1 to register the shares issued in those offerings within 90 days of the date of the closing. As of April 21, 2015, we have not filed the registration statement.

Dividend Policy

We have never declared or paid any cash dividends on our common shares. Holders of our common shares are entitled to receive such dividends as may be declared from time to time by our board, in its discretion, out of funds legally available for that purpose.  We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Equity Compensation Plan Information

On June 10, 2011, we adopted the 2011 Incentive Award Plan (the “2011 Plan”) and on May 18, 2012, our board of directors approved certain revisions to the 2011 Plan, resulting in our 2012 Stock Option (the “2012 Plan”) whereby the aggregate number of securities reserved for issuance was revised to 8,487,925 shares of our common stock. On June 7, 2013, our board of directors approved certain revisions to the 2012 Plan, resulting in our 2013 Stock Option Plan (the “2013 Plan”), whereby the aggregate number of securities reserved for issuance was revised to 11,702,425. On June 9, 2014, our board of directors approved certain revisions to the 2013 Stock Option Plan, resulting in the Company’s 2014 Stock Option Plan (the “2014 Plan”) whereby the aggregate number of securities reserved for issuance set aside and made available for issuance under the Plan was revised from (i) 11,702,425 shares of the Company’s common stock at the time of granting the options (including all options granted by our Company to date) to (ii) 16,181,025 shares of the Company’s common stock.

The following table gives information about our common stock that may be issued under our existing equity compensation plan grants as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,674,335	$0.77	8,506,690
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	7,674,335	$0.77	8,506,690

Summary of 2014 Plan Terms

If the shares are listed on the TSX Venture Exchange, the following terms apply to our plan:

•
The number of common shares which may be reserved in any 12 month period for issuance to any one individual upon exercise of all stock options held by that individual may not exceed 5% of the issued and outstanding common shares of our company at the time of the grant;

•
The number of common shares which may be reserved in any 12 month period for issuance to any one consultant may not exceed 2% of the issued and outstanding common shares and the maximum number of common shares which may be reserved in any 12 month period for issuance to all persons engaged in investor relations activities may not exceed 2% of the issued and outstanding common shares of our company;

•	Options granted to any person engaged in investor relations activities will vest in stages over 12 months with no more than ¼ of the stock options vesting in any three month period;

•
Stock options granted to optionees engaged in investor relations activities on behalf of our company expire 30 days after such optionees cease to perform such investor relations activities for our company; and

•
The exercise price of any stock options granted under the 2014 Plan shall be determined by the board of directors, but may not be less than the closing price of the common shares on the TSX Venture Exchange on the last trading day immediately preceding the date of the grant of such stock options (less any discount permissible under TSX Venture Exchange rules)

The 2014 Plan will be administered by the board of directors of our company or a special committee of directors, either of which will have full and final authority with respect to the granting of all stock options thereunder.  Stock options may be granted under the 2014 Plan to such directors, officers, employees or consultants of our company, as the board of directors may from time to time designate.

The term of any stock options granted under the 2014 Plan shall be determined at the time of grant but, subject to earlier termination in the event of termination or in the event of death, the term of any stock options granted under the 2014 Plan may not exceed ten years. Options granted under the 2014 Plan are not to be transferable or assignable other than by will or other testamentary instrument or pursuant to the laws of succession.

Subject to certain exceptions, in the event that an employee, or consultant ceases to act in that capacity in relation to our company, stock options granted to such employee, consultant or management company employee under the 2014 Plan will expire one year after such individual or entity ceases to act in that capacity in relation to our company, other than for cause, death, or disability. Options granted to an employee or consultant that ceases to act in that capacity in relation to our company are terminated immediately upon the employee or consultant being terminated for cause.  In the event of death of an option holder, options granted under the 2014 Plan expire one year from the date of the death of the option holder.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2014, we did not purchase any of our equity securities.

Item 6	Selected Financial Data

Not required for a small reporting company.

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

Overview

We are a performance lifestyle brand that engages in the development, marketing and distribution of apparel and accessories. Our fiscal 2014 results demonstrate our continued focus on the development of our brand, products and attempted repositioning ourselves for sustainable, profitable long-term growth.

Results of Operations

Revenue

Revenues during the years ended December 31, 2014 and 2013 were $969,288 and $1,164,326, respectively. The decrease of 16.8% is primarily due to a decrease in retail store sales, which were reduced by $263,508 or 54.8%.  Sales from our website or e-commerce sales increased by $21,402 or 8.1% in 2014 compared to 2013 which we believe is attributed to brand repositioning and exposure. Wholesale revenues increased by $47,068 or 11% in 2014 compared to 2013 due to increased sales with third-party e-commerce customers.

Cost of Goods Sold

Cost of goods sold during the years ended December 31, 2014 and 2013 were $1,945,356 and $1,236,983, respectively.  The increase in cost of goods sold for 2014 is primarily due to the write-down of inventory.

As of December 31, 2014, we assessed the market value of a significant portion of our inventory on hand and determined that the market value was significantly less than its cost. As such, we recorded a lower of cost-or-market (“LCM”) adjustment of $908,920 in December 2014, as discussed in Note 5 to the financial statements.

Gross Loss

Gross loss during the years ended December 31, 2014 and 2013 were $976,068 and $72,657, respectively. Both of these amounts have been impacted by LCM adjustments of $908,920 and $387,947 in 2014 and 2013, respectively.

The table below presents our actual results by operating segment, as they relate to its revenue, cost of goods sold, gross (loss) profit and gross margin.  The LCM write-down described above is included within Wholesale, as we anticipate to close out the related goods through our wholesale channel.

For the year ended December 31, 2014

	Segment
	Wholesale	Retail	E-commerce	Other	Total
Revenue	$467,733	$217,515	$284,040	-	$969,288
Cost of goods sold	1,581,069	185,596	178,691	-	1,945,356
Gross (loss) profit	$(1,113,336)	$31,919	$105,349	-	$(976,068)
Gross margin %	-238%	15%	37%		-101%

For the year ended December 31, 2013
	Segment
	Wholesale	Retail	E-commerce	Other	Total
Revenue	$420,665	$481,023	$262,638		$1,164,326
Cost of goods sold	785,231	223,103	157,003	71,646	1,236,983
Gross (loss) profit	$(364,566)	$257,920	$105,635	$(71,646)	$(72,657)
Gross margin %	-87%	54%	40%		-6%

Selling and Marketing Costs

We incurred $439,253 and $1,347,380 in selling and marketing expenses during the years ended December 31, 2014 and 2013, respectively.  Expenses were incurred to generate sales and create awareness and demand for our products through sports marketing agreements, a celebrity endorsement agreement, product seeding, digital marketing and social media.  The significant decrease is primarily related to the reorganization our company in 2014 where cost-cutting measures and refocused marketing expenditures were key to continue as a going concern.

Of the total selling and marketing expense discussed above, selling expense was $94,898 and $253,072, during the years ended December 31, 2014 and 2013, respectively.  Of the total expense for 2014 and 2013, $14,160 and $71,577 was share-based (non-cash) expense primarily related to stock-for-services marketing arrangements.

Product Creation Costs

During the years ended December 31, 2014, we incurred product creation expenses of $68,935 compared to $523,368 incurred during the year ended December 31, 2013, $1,000 of which were paid to Exit 21, an entity controlled by a former Chief Executive Officer and our former Chief Operation Officer. Product creation expenses incurred consist of formulating product concepts, construction of prototypes related to our proposed new product lines. The significant decrease of these expenses is attributed to the reorganization of our company in 2014.

General and Administrative Costs

General and administrative expenses for the year ended December 31, 2014 were $3,591,648 compared to $3,409,455 for the year ended December 31, 2013.  The overall increase in general and administrative expenses is attributed to increased professional fees of $1,114,560 in 2014 from $293,911 in 2013.

Loss on impairments on intangible assets and property and equipment

During the year ended December 31, 2014, we incurred losses on impairments of $377,255 which was attributed to the closedown of the retail store in Westlake Seattle and write off of trademark and domain name.

Net Loss

As a result of the above, our net loss for the year ended December 31, 2014 was $5,453,159 as compared to a loss of $5,365,373 for the comparable 2013 period.

Financial Condition

As of December 31, 2014, we had current assets of $429,812, current liabilities of $1,278,122 and a working capital deficiency of $848,310 compared to current assets of $1,378,984, current liabilities of $1,744,771 and working capital deficit of $365,787 at December 31, 2013.

Our cash balance as of December 31, 2014 was $265,394 compared to $252,153 at December 31, 2013.  In 2014, we raised $4,083,854 in three separate rounds of equity financing.

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

Operating Activities

During the year ended December 31, 2014, we used cash in the amount of $3,777,839 in operating activities.  The principal adjustments to reconcile the net loss to net cash used in operating activities were depreciation and amortization of $36,765, share-based compensation from the issuance of options of $217,679, loss on impairments on intangible assets and property and equipment of $377,255, a decrease in inventory of $1,734,350, and a decrease in accounts payable and accrued expenses of $836,268.

By comparison, during the year ended December 31, 2013, we used cash in the amount of $4,098,723 in operating activities.  The principal adjustments to reconcile the net loss to net cash used in operating activities were depreciation and amortization of $252,597, share-based compensation - stock of $105,937, share-based compensation - options of $331,160, loss on impairments on intangible assets and property and equipment of $10,513, an increase in inventory of $386,080, and a decrease in accounts payable and accrued expenses of $1,003,754.

Investing Activities

We used cash in the amount of $279,663 in investing activities during the year ended December 31, 2014.  Investing activities during the period included $176,481 in leasehold improvements for renovations to our new corporate office in Vancouver as well as $101,888 for renovations to our Westlake store which was closed later in the year. All costs (with the exception of the costs associated with the renovations to the Westlake store, which were expensed) have been capitalized and depreciated or amortized over the expected useful lives of the assets.

By contrast, we used cash in the amount of $156,200 in investing activities during the year ended December 31, 2013.  Investing activities during the period included $138,719 for property and equipment purchases primarily related to the opening of our retail store, and $17,481 for intangible assets, which included the development of patents and trademarks, website development costs and domain name.  All costs have been capitalized and depreciated or amortized over the expected useful lives of the assets.

Financing Activities

We continue to rely upon equity capital to fund operations and investments.  During the year ended December 31, 2014, we raised $4,083,854 in equity capital through the issuance of common stock and warrants during 2014. We paid $13,111 toward capital lease obligations.

During the year ended December 31, 2013, we borrowed $499,934 as a term note until proceeds from a future private placement became available in sufficient amounts.  The note pays a coupon rate of 15% and in connection with the issuance of the note, we issued warrants to purchase up to 300,000 shares of common stock at an exercise price of $0.25 until January 1, 2015.  The note, which is collateralized by primarily all assets of our company is due May 15, 2015.  We paid $10,858 toward capital lease obligations, received gross proceeds from the sale of common stock and warrants of $3,713,954 (including notes payable converted to common stock of $195,000), of which $121,165 was paid in offering costs, and were advanced $130,000 as short term loans, for total net cash provided by financing activities of $4,211,865.  The $130,000 short term loans were advanced to us under the provisions of a subscription agreement which ultimately closed in February 2014 as further explained in note 12.

Liquidity and Management’s Plan

We commenced operations as a development stage enterprise in 2009 and have incurred losses from inception.  As shown in the accompanying financial statements, we incurred a net loss of $5,453,159 in 2014, had a working capital deficiency of $848,310 as of December 31, 2014, and had net cash used in operating activities of $3,777,839 during 2014.

As of December 31, 2014, our cash balance was $265,394, and management determined that the Company would have to raise significant additional equity and or debt capital during 2015 in order to support current operations and planned development.  These factors raise substantial doubt as to our ability to continue as a going concern.

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

Our 2014 plan was reevaluated and effectively abandoned during our restructuring efforts. With our new management team in place we have redesigned our logo and branded our mark and, accordingly, adjusted and expanded our plans for 2015 which can be summarized as follows:

1. Build superior products that differentiate us from our competitors

2. Reposition the brand to target the multidisciplinary athlete

3. Develop a clear cultural identity for our company and brand

4. Rebuild e-commerce platform to align with our cultural identity and streamline ordering for international markets

5. Adopt just-in-time inventory production strategy to avoid risk of carrying excess inventory

6. Open the doors to our flagship store located at 1745 West 4th Ave, Vancouver, BC Canada

7. Sales division for the following revenue streams: (i) RYU’s exclusive retail stores (ii) e-commerce platform (iii) wholesale business-to-business accounts and (iv) cobranding products with international brands

8. Continue to focus on equity and debt capital raising

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

Contractual Commitments

The following table presents our non-cancelable contractual commitments:
	2015	2016	2017	2018	2019	Thereafter
Operating leases (1)	$202,725	$242,527	$247,513	$252,333	$244,067	$41,000
Capital lease (1)	$10,603	$10,803	$11,007	$11,214	$11,426	$24,500

(1)	See operating and capital leases in Note 15 to Financial Statements.

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

Not required for a small reporting company.

Item 8	Financial Statements and Supplementary Data

RESPECT YOUR UNIVERSE, INC.

FINANCIAL STATEMENTS

AS OF December 31, 2014 and 2013, and for the years then ended

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RYU Apparel Inc. (formerly Respect Your Universe, Inc.)

We have audited the accompanying balance sheet of RYU Apparel Inc. (the "Company") as at December 31, 2014 and the related statements of operations, stockholders' equity, and cash flows the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 2013, before the effects of the retroactive adjustments for the one-for-two reverse stock split  discussed in Note 12 to the financial statements, were audited by other auditors whose report, dated April 15, 2014, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion the financial statements present fairly, in all material respects, the financial position the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring net losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited the adjustments to the 2013 financial statements for the effects of the retroactive adjustments for the one-for-two reverse stock split in 2014, as discussed in Note 12 to the financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2013 financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2013 consolidated financial statements taken as a whole.

  “DMCL”
  Dale Matheson Carr-Hilton Labonte LLP
Chartered Accountants

Vancouver, Canada
 April 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited, before the effects of the retrospective adjustments for the one-for-two reverse stock split discussed in Note 12 to the financial statements, the balance sheet of Respect Your Universe, Inc. (the "Company") as of December 31, 2013, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended (the 2013 financial statements before the effects of the retrospective adjustments for the one-for-two reverse stock split discussed in Note 12 to the financial statements are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such 2013 financial statements, before the effects of the retrospective adjustments for the one-for-two reverse stock split discussed in Note 12 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The 2013 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring net losses, negative cash flows from operations, and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the financial statements. The 2013 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the one-for-two reverse stock split discussed in Note 12 to the financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ Deloitte & Touche LLP

Portland, Oregon

April 15, 2014

RYU APPAREL INC. (FORMERLY RESPECT YOUR UNIVERSE, INC.)
BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS

Current assets
Cash	$265,394	$252,153
Accounts receivable, net	85,082	-
Due from factor, net	-	31,602
Inventory, net	62,804	845,188
Deposits	-	107,395
Prepaid expenses	16,532	59,337
Other current assets	-	83,309
Total current assets	429,812	1,378,984

Property and equipment, net	180,810	168,417

Other assets
Non-current inventory, net	-	951,966
Intangible assets, net	20,837	167,587
Other non-current assets	34,489	-
Total other assets	55,326	1,119,553

Total assets	$665,948	$2,666,954

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued liabilities	$767,584	$1,603,852
Note payable	499,934	-
Loans payable - related party	-	130,000
Current portion of capital lease	10,604	10,919
Total current liabilities	1,278,122	1,744,771

Other liabilities
Note payable	-	499,934
Capital lease, net of current portion	68,950	81,746
Total other liabilities	68,950	581,680

Stockholders’ equity (deficiency)
Common stock, $0.001 par value, 250,000,000 shares authorized;
55,336,750 and 31,463,335 shares issued and outstanding, respectively	55,336	31,463
Additional paid in capital	28,002,527	23,594,868
Accumulated deficit	(28,738,987)	(23,285,828)
Total stockholders’ equity (deficiency)	(681,124)	340,503

Total liabilities and stockholders' equity (deficiency)	$665,948	$2,666,954

See accompanying notes to financial statements

RYU APPAREL INC. (FORMERLY RESPECT YOUR UNIVERSE, INC.)
STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2014	December 31, 2013

Revenue	$969,288	$1,164,326

Cost of Goods Sold	1,945,356	1,236,983

Gross loss	(976,068)	(72,657)

Operating expenses
Selling and marketing	439,253	1,347,380
Product creation	68,935	522,368
Product creation - related party	-	1,000
General and administrative	3,591,648	3,409,455
Loss on impairments of intangible assets
and property and equipment	377,255	10,513
Total operating expenses	4,477,091	5,290,716

Loss before income tax	(5,453,159)	(5,363,373)
Income tax expense	-	(2,000)

Net and comprehensive loss	$(5,453,159)	$(5,365,373)

Net loss per common share -
basic and diluted	$(0.11)	$(0.19)

Weighted average number of common
shares outstanding during the year -
basic and diluted	47,442,691	27,851,258

See accompanying notes to financial statements

RYU APPAREL INC. (FORMERLY RESPECT YOUR UNIVERSE, INC.)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
					Total
	Common Stock, $0.001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity (Deficiency)

Balance, January 1, 2013	24,020,439	$24,021	$19,542,338	$(17,920,455)	$1,645,904

Issuance of common stock and warrants for cash
($0.20 - $1.00/share), net of offering costs of $121,165	7,302,271	7,302	3,585,487	-	3,592,789

Share-based compensation - stock ($0.56 - $1.04/share)	140,625	140	105,797	-	105,937

Share based compensation - options	-	-	331,160	-	331,160

Share based compensation - warrants	-	-	30,086	-	30,086

Net loss	-	-	-	(5,365,373)	(5,365,373)

Balance, December 31, 2013	31,463,335	31,463	23,594,868	(23,285,828)	340,503

Issuance of common stock and warrants for cash
($0.20/share), net of offering costs of$560,830	23,223,415	23,743	4,060,110	-	4,083,853

Issuance of common stock and warrants for repayment of loan	650,000	130	129,870	-	130,000

Share based compensation - options	-	-	217,679	-	217,679

Net loss	-	-	-	(5,453,159)	(5,453,159)

Balance, December 31, 2014	55,336,750	$55,336	$28,002,527	$(28,738,987)	$(681,124)

See accompanying notes to financial statements

RYU APPAREL INC. (FORMERLY RESPECT YOUR UNIVERSE, INC.)
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,453,159)	$(5,365,373)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	36,765	252,597
Share-based compensation expense - stock	-	105,937
Share-based compensation expense - options	217,679	331,160
Share-based compensation expense - warrants	-	30,086
Loss on impairments of property and equipment or intangible assets	377,255	10,513
Changes in operating assets and liabilities
Due from factor, net	-	6,184
Accounts receivable, net	(53,480)	8,674
Inventory	1,734,350	(386,080)
Deposits	72,905	(34,147)
Prepaid expenses	42,805	21,224
Other current assets	83,309	(76,898)
Accounts payable and accrued liabilities	(836,268)	1,003,754
Accounts payable - related party	-	(6,354)
Net cash used in operating activities	(3,777,839)	(4,098,723)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(279,663)	(138,719)
Acquisition of intangible assets	-	(17,481)
Net cash used in investing activities	(279,663)	(156,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term note payable	-	499,934
Proceeds from loans payable, shareholder	-	195,000
Proceeds from other notes payable	-	130,000
Payments on capital lease obligation	(13,111)	(10,858)
Proceeds from issuance of common stock and warrants	4,644,681	3,518,954
Offering costs	(560,828)	(121,165)
Net cash provided by financing activities	4,070,742	4,211,865

Net increase (decrease) in cash	13,241	(43,058)
Cash - beginning of year	252,153	295,211
Cash - end of year	$265,394	$252,153

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$79,810	$2,222
Taxes	$828	1,500

Supplemental Disclosure of Non-Cash Financing Activity
Stock issued as repayment of note payable	$130,000	195,000

See accompanying notes to financial statements

 RYU APPAREL INC. (FORMERLY RESPECT YOUR UNIVERSE, INC.)
NOTES TO FINANCIAL STATEMENTS

Note 1             Organization and Nature of Operations

RYU Apparel Inc. (formerly Respect Your Universe, Inc.) (the “Company”), which was incorporated in 2008, is a vertically integrated active lifestyle apparel brand that engages in the development, marketing and distribution of apparel and accessories. The Company’s head office is based in Vancouver BC, Canada, and the Company’s products are sold through wholesale, retail and e-commerce channels.

Note 2             Liquidity and Management’s Plan

The Company has incurred losses and negative cash flow from operations from inception that has primarily been funded through financing activities.  The Company will need to raise additional (Note 17) capital during the next twelve months and beyond to support current operations and planned development.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to finance operating costs over the next twelve months with cash on hand and the private placement of common shares.

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

Note 3             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission.

The financial statements for all prior periods have been retroactively adjusted to reflect the June 30, 2014 one-for-two reverse stock split of the Company’s common stock. (Note 12)

Inventory

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

Impairment of Long Lived Assets

Long-lived assets are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset. Impairment charges for long-lived assets included in operating expense were $377,255 and $10,513 in 2014 and 2013, respectively.

Revenue Recognition

The Company recognizes product revenue when persuasive evidence of an arrangement exists, when title passes and the risks and reward of ownership have passed to the customer, the fee is fixed or determinable, and collectability is probable.

Revenue is recorded net of discounts and an allowance for estimated returns unless the terms of the sale are final. The allowance for estimated returns related to web sales and retail sales is currently 3% of sales based on the Company’s return policy on its direct-to-consumer sales and historical returns activities. The allowance for estimated returns related to wholesale sales is currently 4% based on the Company’s historical wholesale customer returns. The allowance is reflected as an accrued liability on the balance sheet.

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

When estimating fair value, the Company has considered the following variables:

•	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

•	The Company has not paid any dividends on common stock since our inception and does not anticipate paying dividends on our common stock in the foreseeable future.

•	The expected life of the award is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 107.

•	The expected volatility is based on the historical volatility of our common stock based on the daily quoted closing trading prices and comparison to peer data.

•	The forfeiture rate is based on an estimate of awards not expected to fully vest.

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

Regarding warrants issued in connection with stock offerings and those issued to non-employees as consideration for services, the Company’s warrant contracts are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification   (ASC) 815-40 - Derivatives and Hedging, Contracts in Entity’s Own Equity . All such warrant agreements contain fixed strike prices and number of shares that may be issued at the fixed strike price, and do not contain exercise contingencies that adjust the strike price or number of shares issuable upon settlement of the warrants. All such warrant agreements are exercisable at the option of the holder and settled in shares of the Company. All such warrant agreements are initially measured at fair value on the grant date and accounted for as part of permanent equity.

Loss per Share

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

Since the Company incurred a net loss during the years ended December 31, 2014 and 2013, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  Therefore, a separate computation of diluted loss per share is not presented.

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

The Company's financial instruments consisted primarily of cash, accounts payable and accrued liabilities, accounts payable - related party, due from factor and loans payable - related party. The carrying amounts of the Company's financial instruments generally approximated their fair values as of December 31, 2014 and 2013, respectively, due to the short-term nature of such items.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

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

As part of the agreement, the factor provided all credit and collections support for the Company. Upon collection, the factor reimburses the Company for purchased invoices on a semi-weekly basis, net of factoring fees and chargebacks.

The Company terminated the factoring agreement in January 2015.

Note 5             Inventories

Inventories, net, consist of finished goods inventory of $62,804 ($nil of which has been classified as non-current) and $1,797,154 ($951,966 of which has been classified as non-current) for the years ended December 31, 2014 and 2013, respectively.

Adjustment for Lower of Cost-or-Market

As of December 31, 2014 and 2013, the Company assessed the market value of its inventory on hand and determined that the market value of the product was less than its cost.  As such, the Company recognized a LCM adjustment to inventory of $908,920 and $387,947 in December 2014 and 2013, respectively.

Note 6             Prepaid Expenses

Prepaid expenses consist of the following as of December 31, 2014 and 2013:

	2014	2013
Marketing	$-	$14,026
Other	16,532	45,311
Total prepaid expenses	$16,532	$59,337

Prepaid expenses are amortized over the related service periods, which are less than or equal to one year.

Note 7             Property and Equipment

Property and equipment consist of the following as of December 31, 2014 and 2013:

	2014	2013
Leasehold improvements	$176,481	$6,773
Construction in progress	-	103,461
Computers and office equipment	-	41,809
Furniture and fixtures	-	19,689
Software	41,004	41,004
Tradeshow and event equipment	-	7,229
	217,485	219,965
Accumulated depreciation	(36,675)	(51,548)
Property and equipment, net	$180,810	$168,417

Depreciation expense for the years ended December 31, 2014 and 2013 was $29,907 and $145,856, respectively.

During the year ended December 31, 2014, the Company closed its Seattle retail store. As a result, an impairment loss of $237,362 was recorded.

During the year ended December 31, 2013, the Company was notified by the landlord of the Las Vegas retail store of their intent to prematurely terminate the Company’s lease, and as a result, recorded an impairment loss of $5,723 for the estimated carrying value attributed with this accelerated closure of the location.

Note 8             Intangible Assets

Intangible assets consist of the following as of December 31, 2014 and 2013:

	2014	2013
Patent and trademarks	$20,837	$44,052
Domain name	-	123,535
Intangible assets, net	$20,837	$167,587

Patents and Trademarks

The Company capitalizes legal fees and filing costs associated with the development of its patents and trademarks.   Patents and trademarks are amortized over an estimated useful life of 5 years using the straight-line method, however, patents and trademarks with indefinite useful lives are not amortized.   Amortization expense for the years ended December 31, 2014 and 2013 was $6,858 and $76,656, respectively.

Domain Name

In February 2012, the Company capitalized the costs associated with the acquisition of its domain name, ryu.com.  The estimated useful life of the website domain is indefinite and, accordingly, related capitalized costs are not amortized.   See Note 11, Capital Lease.

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

As of December 31, 2014, the Company determined that the trademarks and domain name were impaired and recorded an impairment charge of $16,358 and $123,535, respectively.

As of December 31, 2013 the Company determined that the carrying value of a trademark exceeded its fair value and recorded a $4,790 impairment charge.

Note 9             Credit Facilities and Notes Payable

In December 2013 the Company entered into a term note (“Note”) in the principal amount of $499,934.  The Note has a maturity date of May 15, 2015 and bears interest of 15% per annum, which is payable quarterly, and is secured by all of the assets of the Company. In connection with the issuance of the Note, the Company issued warrants to purchase up to 150,000 shares of common stock at an exercise price of $0.50 until January 1, 2015.

Note 10           Loans Payable - Related Party

During 2013 the Company was advanced funds totaling $130,000 in anticipation of participating in a private placement financing.  Under the terms of the private placement subscription agreement, the Company is entitled to utilize the proceeds as an interest free loan until the subscription is accepted and the certificates delivered.  The advances were repaid through the issuance of common stock and warrants as part of the February 2014 equity raised as further described in Note 12.

Note 11           Capital Lease

On February 1, 2012, the Company entered into a capital lease agreement to lease the domain name ryu.com for 10 years.  At the end of the lease term, title to the domain name will automatically transfer to the Company.  See Note 8, Intangible Assets - Domain Name.

Note 12           Stockholders’ Equity

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

Stock Issued for Cash

Year ended December 31, 2014

In February 2014, the Company issued 6,673,415 units as part of a private placement offering for proceeds of $1,167,0676 ($0.20/share), net of direct offering costs of $167,616. Each unit consists of one share of common stock and one warrant. The Company repaid a total of $130,000 of related party advances through the issuance of the units – see Note 10.  Details of the warrants issued are shown in the table below:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration
February 2014	6,673,415	Fully vested upon issuance	$0.50	3 Years

In May 2014, the Company issued 15,800,000 units as part of a private placement offering for proceeds of $2,796,462 ($0.20/share), net of direct offering costs of $363,538.   Each unit consists of one share of common stock and on warrant. Details of the warrants issued are shown in the table below:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration
May 2014	15,800,000	Fully vested upon issuance	$0.50	3 Years

In June 2014, as a continuation of the May 2014 offering, the Company issued 1,400,000 units as part of a private placement offering for proceeds of $250,326 ($0.20/share), net of direct offering costs of $29,674. Each unit consists of one share of common stock and on warrant. Details of the warrants issued are shown in the table below:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration
June 2014	1,400,000	Fully vested upon issuance	$0.50	3 Years

Year ended December 31, 2013

In January 2013, the Company issued 1,000,000 shares of common stock as part of a private placement offering for $936,360 ($1.00/share), net of direct offering costs of $63,640.  The offering included a finder’s fee of 5% cash and 5% warrants on total gross proceeds. Details of the warrants issued are shown in the table below:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration
January 2013	50,000	Fully vested upon issuance	$1.00	2 Years

 In March 2013, as a continuation of the January 2013 offering, the Company issued 450,000 shares of common stock for gross proceeds of $441,495 ($1.00/share), net of direct offering costs of $8,505.  The offering included a finder’s fee of 5% cash and 5% warrants on $50,000 of the gross proceeds. Details of the warrants issued are shown in the table below:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration
March 2013	1,250	Fully vested upon issuance	$1.00	2 Years

 In June 2013, the Company issued a total of 3,645,000 shares of common stock as part of a private placement offering for $1,775,783 ($0.50/share), net of direct offering costs of $46,717. Only the holders of these warrants have the right to exercise the warrants at the specified fixed strike price. In conjunction with this offering, one warrant for each share issued was granted. Details of the warrants issued are shown in the table below:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration
June 2013	3,645,000	Fully vested upon issuance	$0.50	2 Years

In November 2013, the Company issued a total of 2,207,271 shares of common stock as part of a private placement offering for $439,151 ($0.20/share), net of direct offering costs of $2,303.  In conjunction with this offering, one warrant for each share issued was granted.  Only the holders of these warrants have the right to exercise the warrants at the specified fixed strike price. Details of the warrants issued are shown in the table below:

Date	Quantity Granted	Vesting Schedule	Exercise Price	Expiration
November 2013	2,207,271	Fully vested upon issuance	$0.20	3 Years

Stock Issued for Services

For the year ended December 31, 2014, there was no stock issued for services.  During the year ended December 31, 2013, the Company recognized an expense of $105,937 related to stock issued for services.

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

During the year ended December 31, 2014, the Company granted 6,350,000 stock options to employees and consultants. The options are exercisable at $0.30 for 10 years. 250,000 options vested in 2014, 980,000 options vest in 2015, 750,000 options vest in 2016 and 4,270,000 options vest on the date that the Company reports positive net cash from operating activities and net income. The fair value of options granted was $317,680. The Company recognized stock-based compensation expense related to the vesting of options of $217,679.

During the year ended December 31, 2013, the Company granted 2,280,000 stock options to employees and consultants. The options are exercisable at between $0.28 and $1.04 and expire between 5 to 10 years from the date of grant. 783,750 options vested in 2013, 606,250 options vested in 2014 and 690,000 options vest in 2015 and thereafter. The fair value of options granted was $1,220,311. The Company recognized stock-based compensation expense related to the vesting of options of $331,160.

The Black-Scholes assumptions used for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Expected dividends	0%	0%
Expected volatility	111%	100%
Risk free interest rate	2.04% - 2.23%	0.98% - 2.03%
Expected term of option	6 years	4 – 10 years
Expected forfeitures	35%	10 - 35%

The following is a summary of the Company’s stock option activity:

 Year Ended December 31, 2014

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance - December 31, 2013	3,300,710	$1.55	7.52 Years
Granted	6,350,000	0.30
Forfeited/Cancelled	(1,976,375)	0.57
Outstanding – December 31, 2014	7,674,335	$0.77	6.36 Years
Exercisable – December 31, 2014	2,674,335	$1.57	6.22 Years

Year Ended December 31, 2013

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance – December 31, 2012	2,305,585	$2.44	8.34 years
Granted	2,280,000	0.74
Forfeited/Cancelled	(1,284,875)	1.10
Outstanding - December 31, 2013	3,300,710	$1.78	8.48 years
Exercisable - December 31, 2013	2,580,710	$1.64	7.43 years

Warrants

The following is a summary of the Company’s warrant activity:

Year ended December 31, 2014

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - December 31, 2014	6,858,084	$1.08	2.45 years
Granted	23,873,415	0.50	-
Expired	(547,063)	3.60	-
Outstanding - December 31, 2014	30,184,436	$0.50	2.18 years

Year ended December 31, 2013

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - December 31, 2012	3,462,138	$3.14	0.90 years
Granted	6,103,521	1.02	-
Forfeited/Cancelled	(2,707,575)	3.60	-
Outstanding - December 31, 2013	6,858,084	$1.08	2.45 years

During the years ended December 31, 2014 and 2013, the Company’s expense related to stock warrants issued for services was $nil and $30,086, respectively. The fair value of the warrants was estimated using the Black-Scholes option pricing model under the following assumptions:

2013
Exercise price	$1.20
Expected dividends	0%
Expected volatility	100%
Risk free interest rate	0.89%
Expected term of option	2 – 10 years
Expected forfeitures	0%

Note 13           Income Taxes

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year ended December 31,
	2014	2013
Net loss before taxes	$(5,453,159)	$(5,363,373)
Statutory tax rate	34%	34%
Expected income tax (benefit) at federal statutory rate	$(1,854,074)	$(1,823,397)
Change in valuation allowance	2,194,351	2,100,530
Deferred Tax True-up	-	(59,300)
State and Local Taxes	-	(265,962)
Other Permanent Items	(340,277)	50,129
Reported income tax (benefit) expense	$-	$2,000
Effective tax rate	(0.00% )	(0.04% )

 The components of the provision for income taxes (benefit) consisted of the following:

	Year ended December 31,
	2014	2013
Current
Federal	$-	$-
State and local	-	2,000
Income tax expense	$-	$2,000

Significant components of the Company’s deferred taxes consisted of the following:

	Year ended December 31,
	2014	2013
Deferred Tax Assets
Inventory Reserves	$467,298	$101,548
Stock Based Compensation	1,536,393	1,448,799
NOL Carryforward	8,218,834	6,629,634
Other	231,362	96,852
Subtotal	10,453,887	8,276,833
Less: valuation allowance	(10,453,887)	(8,259,535)
Total Net Deferred Tax Assets	17,298	17,298

Deferred Liabilities
Other	(17,298)	(17,298)
Total Net Deferred Tax Liabilities	(17,298)	(17,298)

Net Deferred Tax Asset	$-	$-

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

Based on consideration of these items, the Company has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2014 and 2013 respectively.

The Company files income tax returns in United States federal jurisdiction, the states of Oregon and California and certain local jurisdictions. Our U.S. federal income tax returns for 2009 through 2014 are open to review by the U.S. Internal Revenue Service. State income tax returns for 2009 through 2014 are open to review, depending on the respective statute of limitation in each state.

The Company has federal net operating loss carryforwards as of December 31, 2014 as follows:

Expiring year:	Amount
2030	$1,136,775
2031	2,229,861
2032	8,592,348
2033	4,839,495
2034	3,949,477
Total	$20,747,956

Note 14           Related Party Transactions

During 2014, the Company issued and repaid a $30,000 unsecured promissory note to an entity owned by a related party, including $2,000 of interest expense.

The Company reimbursed $18,792 to a company of which the President of the Company is an executive and major shareholder for expenses incurred in connection with the February 2014 and May 2014 private placement offerings.  These expenses were classified as offering costs.

The Board of Directors approved the reimbursement of $74,349 of expenses incurred by the President of the Company.  These expenses were incurred prior to employment of the President on May 23, 2014 for purposes of raising capital during 2014 and were expensed and paid during 2014.

The Company had sales to an entity affiliated with the President of the Company and owned by one of the Directors of the Company of $2,731 during the year ended December 31, 2014. As of December 31, 2014, approximately $2,697 is due to this affiliated entity. The amount is non-interest bearing, is due on demand and is unsecured.

The Company had sales to an entity owned by the President of the Company during the year ended December 31, 2014 of $40,877. As of December 31, 2014, $nil is due to this affiliated entity.

During the year ended December 31, 2014, the Company incurred consulting fees of $15,000 and management fees of $28,778 to its former Chief Executive Officer. The Company also paid rent of $10,800 on his behalf.

During the year ended December 31, 2014, the Company incurred consulting fees of $8,160 and marketing fees of $8,943 to its former Chief Financial Officer (“CFO”).

During the year ended December 31, 2014, the Company incurred marketing fees of $2,100 to a Company related to the President.

On August 1, 2014, the Company entered into a consulting agreement with the President’s spouse for consulting fees of $4,500 per month. During the year ended December 31, 2014, the Company incurred consulting fees of $22,500 under the agreement.

On September 2, 2014, the Company entered into an executive employment agreement with its CFO. Under the agreement, the CFO is entitled to a base salary of $108,000 per year and was granted 300,000 options to purchase common stock of the Company at an exercise price of $0.30 per share. 30,000 options will vest on the first anniversary of the grant, 50,000 options will vest on the second anniversary and 220,000 options will vest on the date that the Company reports positive net cash from operating activities and net income. During the year ended December 31, 2014, the Company incurred a salary expense of $36,109 to the CFO and recorded stock based compensation of $2,943 in relation to the stock options.

On September 15, 2014, the Company entered into an executive employment agreement with its President. Under the agreement, the President is entitled to a base salary of $170,000 per year, is eligible for a bonus of up to 25% of base salary and was grated 1,650,000 options to purchase common stock of the Company at an exercise price of $0.30 per share. The options will vest on the date that the Company reports positive net cash from operating activities and net income. During the year ended December 31, 2014, the Company incurred a salary expense of $50,731 to the President and recorded stock based compensation of $nil in relation to the stock options.

On November 1, 2014, the Company entered into a sublease agreement with a company affiliated with the President. Under the agreement, the Company is required to make the following lease payments:

Lease Year	Annual Lease
1	$86,240
2	$88,200
3	$90,160
4	$94,080
5	$98,000

During the year ended December 31, 2014, the Company recorded rent expense of $21,000 to the related party.

During 2013, sales to related parties totaled approximately $16,000 and the Company purchased equipment totaling $1,000 from an organization affiliated with the former Chief Operating Officer.

Note 15           Commitments

Lease Obligations

The Company has obligations under operating leases for its corporate office facility and for its retail stores.  The leases expire at various dates through 2022.  Rent expense classified in General and Administrative expense associated with the Company’s operating leases was $165,735 and $207,651 for the years ended December 31, 2014 and 2013, respectively.

The Company also entered into a capital lease agreement to lease the domain name ryu.com through 2022, as discussed in Note 11.  The future minimum lease payments required under the operating and capital leases as of December 31, 2014 are as follows:

	Operating Leases	Capital Lease	Total Lease Obligations
2015	$202,725	$10,603	$213,328
2016	242,527	10,803	253,330
2017	247,513	11,007	258,520
2018	252,333	11,214	263,547
2019	244,067	11,426	255,493
Thereafter	41,000	24,500	65,500
Total minimum lease payments	1,230,165	79,553	1,3309,718
Less: current maturities	(202,725)	(10,603)	(213,328)
Long-term lease obligations	$1,027,440	$68,950	$1,096,390

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

Note 17                        Subsequent Events

On December 4, 2014, the Company entered into an arrangement and exchange agreement (the “Agreement”) with Respect Your Universe (BC) Inc. (“RYU BC”), a newly incorporated British Columbia subsidiary of the Company. Under the Agreement, the shareholders of the Company will become shareholders of RYU BC by exchanging the outstanding common shares of the Company for common shares of RYU BC on a one to one basis. Upon the completion of the Agreement, the Company will be affected to have changed its jurisdiction of business from Nevada to British Columbia. The Agreement was approved by the shareholders of the Company on January 27, 2015 and by the Supreme Court of British Columbia on February 4, 2015 and is still pending approval by the TSX Venture Exchange (“TSX-V”). Upon approval by the TSX-V, the RYU BC shares will be listed on the TSX-Venture under the name RYU Apparel Inc., the symbol “RYU”. The Company’s shares will be de-listed from the TSX-V and the OTCQB.

On March 1, 2015, the Company employed a creative director. Under the employment agreement, the Company will pay the creative director a base salary of $150,000 per year. Either party may terminate the agreement upon one month’s notice.

On March 6, 2015, the Company received a CAD$160,000 loan from a shareholder of the Company. The loan is due on demand, does not bear any interest and is unsecured.

On March 16, 2015, the Company granted 2,200,000 options to the President of the Company. The options are exercisable at $0.30 for a period of 10 years and vest on the date the Company reports positive net cash from operating activities and net income.

On March 16, 2015, the Company granted 100,000 options to a consultant. The options are exercisable at $0.30 for a period of  10 years and vest immediately.

On March 31, 2015, the Company terminated one of its lease agreements before the term had expired. For early termination, the Company must pay the landlord a termination fee for $11,824.

On April 1, 2015, the Company entered into a lease agreement for a retail location. The term of the lease is from April 1, 2015 to March 31, 2020. Under the agreement, the Company is required to make the following annual payments:

Lease Term	Annual Rate
April 1, 2015 – March 31, 2017	$118,000
April 1, 2017 – March 31, 2019	$121,600
April 1, 2019 – March 31, 2020	$128,000

On April 16, 2015, the Company completed a private placement of 16,063,319 shares at CAD$0.30 per share for gross proceeds of CAD$4,818,996. As at the date of these financial statements, $CAD$4,738,996 of the proceeds have been received. Finders’ fees of $218,100 were paid in connection with the private placement.

Item 9             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a)           Resignation of Independent Accountant.

On May 30, 2014, our board of directors dismissed Deloitte & Touche LLP as its independent registered public accounting firm.  On May 30, 2014, our board of directors engaged Marcum LLP as our independent registered public accounting firm.

Deloitte & Touche LLP’s report on our company’s financial statements for the fiscal years ended December 31, 2013 and December 31, 2012, before the effects of the retrospective adjustments for the one-for-two reverse stock split discussed in Note 12 to the financial statements, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report on our company’s financial statements contained an explanatory paragraph regarding the substantial doubt about the company’s ability to continue as a going concern.

During our company’s fiscal years ended December 31, 2013 and December 31, 2012 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement in connection with its report.

During our company’s fiscal years ended December 31, 2013 and December 31, 2012 and in the subsequent interim period through the date of dismissal, other than material weaknesses in the company’s internal control over financial reporting, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K. As disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2013 and December 31, 2012, our company’s management and board of directors identified certain matters that constituted material weaknesses in the company’s internal controls over financial reporting, and such weaknesses were advised by Deloitte & Touche LLP.

We provided Deloitte & Touche LLP with a copy of a Current Report on Form 8-K prior to its filing with the SEC, and requested that it furnish us with a letter addressed to the SEC stating whether it agrees with the statements made in the Current Report on Form 8-K, and if not, stating the respects with which it does not agree. A copy of such letter, dated June 2, 2014, was filed as Exhibit 16.1 to the Current Report on Form 8-K.

On September 30, 2014, our board of directors dismissed Marcum LLP as its independent registered public accounting firm.  On September 30, 2014, our board of directors engaged Dale Matheson Carr-Hilton LaBonte LLP (“DMCL LLP”) as our independent registered public accounting firm.

Marcum LLP did not issue a report on any of our company’s financial statements. During our company’s fiscal years ended December 31, 2013 and December 31, 2012 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Marcum LLP on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement, if not resolved to the satisfaction of Marcum LLP, would have caused Marcum LLP to make reference to the subject matter of the disagreement in connection with a report on our financial statements.

During our company’s fiscal years ended December 31, 2013 and December 31, 2012 and in the subsequent interim period through the date of dismissal, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

We provided Marcum LLP with a copy of a Current Report on Form 8-K prior to its filing with the SEC, and requested that it furnish us with a letter addressed to the SEC stating whether it agrees with the statements made in the Current Report on Form 8-K, and if not, stating the respects with which it does not agree. A copy of such letter, dated October 2, 2014, was filed as Exhibit 16.1 to the Current Report on Form 8-K.

(b)           Engagement of Independent registered public accounting firm.

During our company’s fiscal years ended December 31, 2013 and December 31, 2012 and in the subsequent interim period through the date of appointment of Marcum LLP on May 30, 2014, we have not consulted with Marcum LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Marcum LLP provided to our company a written report or oral advice that Marcum LLP concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, our company has not consulted with Marcum LLP regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

During our company’s fiscal years ended December 31, 2013 and December 31, 2012 and in the subsequent interim period through the date of appointment of DMCL LLP on September 30, 2014, we have not consulted with DMCL LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has DMCL LLP provided to our company a written report or oral advice that DMCL LLP concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, our company has not consulted with DMCL LLP regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, management concluded that, as of December 31, 2014, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was ineffective.  Our management concluded that our disclosure controls and procedures had the following material weaknesses which we believe are a result of a lack of sufficient personnel in our accounting department due to our limited resources.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified, or until their death, resignation or removal. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Marcello Leone	President, Chief Executive Officer and Director	48	December 4, 2014(1)
Bill Marcus	Director	55	December 4, 2014(2)
Martino Ciambrelli	Director	52	December 4, 2014(3)
Michelle Sibley	Director	44	December 4, 2014(4)
Maria Leone	Director	68	December 4, 2014(5)
Peter Ying Pan	Director	55	December 4, 2014(6)
Jameel Vaghela	Chief Financial Officer and Secretary	32	December 4, 2014(7)

(1)	Mr. Leone was first appointed as an officer of RYU Nevada on May 23, 2014 and a director of RYU Nevada on May 26, 2014.
(2)	Mr. Marcus was appointed as a director of RYU Nevada on December 19, 2012.
(3)	Mr. Ciambrelli was appointed as a director of RYU Nevada on March 11, 2014.
(4)	Ms. Sibley was appointed as a director of RYU Nevada on March 11, 2014.
(5)	Ms. Leone was appointed as a director of RYU Nevada on May 26, 2014.
(6)	Mr. Pan was appointed as a director of RYU Nevada on May 26, 2014.
(7)	Mr. Vaghela was appointed as an officer of RYU Nevada on September 2, 2014

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Marcello Leone, Chief Executive Officer, President and a director of our company since December 4, 2014, the President of our subsidiary since May 23, 2014, director of our subsidiary since May 26, 2014 and the Chief Executive Officer of our subsidiary since August 1, 2014, is highly regarded as a visionary in the fashion industry. Mr. Leone’s entrepreneurial spirit is led by his strategic vision, strong leadership and organization, and supported by his ability to raise capital. Mr. Leone is passionate about consumer brands and global distribution and reach. Mr. Leone has been involved with RYU since mid-2011, as an investor. Over the past three years, Mr. Leone founded Naturo Group Investments Inc. Naturo is the owner of Trace Blackwater, a private water beverage company with distribution in over 2,000 locations and growing rapidly. Through 2009, Mr. Leone was instrumental for over 16 years operating one of Canada’s largest and most successful independent specialty stores known as LEONE. LEONE, located in Vancouver, British Columbia, represents over 30,000 square feet of luxury brands. LEONE’S contemporary division known as L2 represents contemporary designers. Mr. Leone was responsible for the development of new product lines, guiding the buying team, and daily operational duties for LEONE and L2. Led by Mr. Leone and its management team, LEONE has been recognized as one of North America’s leading retailers as quoted in Vogue Italy. Mr. Leone is active in charity work, having raised over $1 million for various charities.

We believe Mr. Leone is qualified to serve on our board of directors because of his education and business experiences, including his experience in the retail sector.

Bill Marcus, Director of our company since December 4, 2014 and of our subsidiary since December 19, 2012. Mr. Marcus has been Senior Managing Director of Hedgeharbor, Inc., and President of its affiliate Evolution Trading Partner, LLC.  Prior to this, Mr. Marcus was Executive Vice-President, Head of Sales North America for Newedge Group since 2001.  At Newedge, Mr. Marcus led sales, business development and coordination between the global offices, as well as, between several of its parent banking groups.  Mr. Marcus directly managed top global relationships with financial institutions, including: asset managers, hedge funds, CTAs, investors, professional trading groups, corporations, governments and family offices.

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

Martino Ciambrelli, Director of our company since December 4, 2014 and of our subsidiary since March 11, 2014. Mr. Ciambrelli has over 25 years’ experience in sales development and management of consumer brands with a focus on the food and beverage industry.  Since March 2013, he has been President of Naturo Group Investments Inc., a nutritional beverage and food company.  From July 2011 to February 2013, he was Director of Business Development, Pacific at AirSprint Inc., a company that specializes in private aviation solutions.  From March 2001 to July 2011, he was Regional Manager, Western Canada at Johnvince Foods, which owns the right to the “Mr. Peanut” brand in Canada.

We believe Mr. Ciambrelli is qualified to serve on our board of directors because of his education and business experience, including his experience in the retail sector.

Michelle Sibley, Director of our company since December 4, 2014 and of our subsidiary since March 11, 2014.  Ms. Sibley is the Chief Financial Officer at Sachs Capital Group LP.  Over the past ten years, her responsibilities at Sachs Capital Group LP have covered all financial aspects of the business, including financial modeling of investment opportunities, cash management, accounting oversight, coordination of financial transactions, tax research and analysis, review of legal documents and structuring of deals terms.  While at Sachs Capital Group, Ms. Sibley also served as the Chief Financial Officer for SCG Financial Acquisition Corp., a publicly traded special purpose acquisition company.  Prior to joining Sachs Capital Group LP., Ms. Sibley was a senior tax manager in Deloitte & Touche’s tax practice.

We believe Ms. Sibley is qualified to serve on our board of directors because of his education and business experience, including her experience in the financial services sector.

Maria Leone, Director of our company since December 4, 2014 and of our subsidiary since May 26, 2014. She is well recognized and respected in the Vancouver business community for her social involvement and her business success. In the early 1970s, in partnership with her husband, Ms. Leone played an integral part in opening a chain of successful boutiques in Vancouver’s most prestigious shopping malls. In 1987, they consolidated all the individual boutiques to open “LEONE”, a 30,000 square foot high-end fashion retail store in downtown Vancouver at the historic Sinclair Centre. As Vice President of LEONE, she has been instrumental in the fashion, operation and growth of the well-known retailer for the past 27 years. Mrs. Leone travels extensively to Milan, Paris and New York attending fashion shows, purchasing new product lines and researching new designers. LEONE is recognized as one of North America’s premiere fashion destinations offering world class designer labels. Mrs. Leone has contributed to the betterment of her community through her work and support with non-profit organizations and charities.

We believe Ms. Leone is qualified to serve on our board of directors because of her education and business experience, including her experience in the retail services sector.

Peter Ying Pan, Director of our company since December 4, 2014 and of our subsidiary since May 26, 2014. He has 25 years’ experience in apparel and retail, dating back to 1990 when he founded Union Rich in Hong Kong. Mr. Pan founded China Rich Garments in Beijing in 2001. Spanning both companies, he had two joint venture factories in Beijing and Hangzhou. Through 2010, China Rich Garments was involved in retail in China with its A-Wear label. China Rich Garments has been well recognized for its strong, experienced and professionally trained quality control team in China, having received letters in appreciation by high-level management from J-Crew for its excellent products and its consistency of quality control. China Rich Garments is very experienced in dealing with international customers and has strong ties and connections with the manufactures in China. China Rich Garments’ clients include a number of North American fashion labels.

We believe Mr. Pan is qualified to serve on our board of directors because of this education and business experience, including her experience in the manufacturing sector.

Jameel Vaghela, Chief Financial Officer and Secretary of our company since December 4, 2014, the Secretary of our subsidiary since September 1, 2014 and the Chief Financial Officer and Treasurer of our subsidiary since September 2, 2014.  Mr. Vaghela was previously Finance Manager – Aviation at G4S Secure Solutions (Canada) Ltd. from March 2012 to September 2014. He was previously Senior Associate in PwC LLP’s Corporate Advisory practice and a Staff Accountant at KPMG. Mr. Vaghela holds a Master of Professional Accounting and a Chartered Accountant designation.

Family Relationships

Other than as described below, there are no family relationships among our directors or officers.

Marcello Leone is the son of Maria Leone.

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any of the following events during the past ten years:

(a)
any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent or similar officer by a court for the business or property of such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;

(b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(d)
being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (c)(i) above, or to be associated with persons engaged in any such activity;

(e)
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission to have violated a federal or state securities or commodities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been reversed, suspended, or vacated;

(f)
being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(g)
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(h)
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of the outstanding common shares to file reports of ownership and changes in ownership concerning their common shares with the SEC and to furnish us with copies of all Section 16(a) forms they file. We are required to disclose delinquent filings of reports by such persons.

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2014, with the exception of the following:

Name	Number of LateReports	Number of Transactions Not Reported on a TimelyBasis	Failure to File Requested Forms
Marcello Leone	1(5)	5	Nil
Martino Ciambrelli	1(5) 2(6)	1 2	Nil
Bill Marcus	Nil	Nil	Nil
Maria Leone	1(5)	1	Nil
Michelle Sibley	Nil	Nil	Nil
Peter Pan	1(5) 3(6)	1 6	Nil
Jameel Vaghela	1(5) 1(6)	1 1	Nil
Craig Brod(1)	Nil	Nil	Nil
Jim Nowodworski(2)	Nil	Nil	Nil
Dale Wallster(3)	Nil	Nil	Nil
David Campisi(1)	Nil	Nil	Nil
Munir Ali(3)	Nil	Nil	Nil
Vollmer Manfred(4)	1(4)	1	Nil

(1) Former Chief Executive Officer and director of our company.
(2)	Former Chief Financial Officer.
(3)	Former director of our company.
(4)	Former Chief Operating Officer.
(5)	Failure to file Form 3 – Initial Statement of Beneficial Ownership of Securities.
(6)	Failure to file Form 4 – Statement of Changes in Beneficial Ownership.

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Committees of Board of Directors

We currently have an audit committee consisting of Martino Ciambrelli, Bill Marcus and Michelle Sibley.  We do not presently have a separately constituted compensation committee, nominating committee, or any other committees of our board of directors. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

We do not have any defined policy or procedure requirements for our stockholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.

Corporate Governance

General

Our board believes that good corporate governance improves corporate performance and benefits all shareholders. Canadian National Policy 58-201 Corporate Governance Guidelines provides non-prescriptive guidelines on corporate governance practices for reporting issuers such as our company. In addition, Canadian National Instrument 58-101 Disclosure of Corporate Governance Practices prescribes certain disclosure of our company’s corporate governance practices. This disclosure is presented below.

Director Independence

We are listed on the TSX Venture Exchange which imposes director independence requirements. Under NASDAQ rule 5605(a)(2), and the TSX Venture Exchange Corporate Finance Policy, a director is not independent if he or she is also an executive officer or employee of the corporation. As such, Marcello Leone is not independent. Under the TSX Venture Exchange Corporate Finance Policy, a director is not independent if they received more than $75,000 in direct compensation, other than compensation relating to their role as a director. We have determined that Maria Leone, Peter Ying Pan, Bill Marcus, Martino Ciambrelli and Michelle Sibley are independent directors.

Directorships

None of our directors are or have been directors of other reporting issuers or equivalent.

Orientation and Continuing Education

New board members receive an orientation package which includes reports on operations and results, and any public disclosure filings by us, as may be applicable. We do not take any steps to provide continuing education for directors.

Ethical Business Conduct

We have found that the fiduciary duties placed on individual directors by our governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual director’s participation in decisions of our board in which the director has an interest have been sufficient to ensure that the board operates in the best interests of our company.

Nomination of Directors

We consider our size each year when we consider the number of directors to recommend to the shareholders for election at the annual meeting of shareholders, taking into account the number required to carry out our board’s duties effectively and to maintain a diversity of view and experience.

We do not have a nominating committee, and these functions are currently performed by our board as a whole.

Compensation

Our board is responsible for determining compensation for the directors of our company to ensure it reflects the responsibilities and risks of being a director of a public company.

Other Board Committees

We have no committees other than our Audit Committee.

Assessments

We have no formal policy to monitor the effectiveness of the directors, our board and our committees.

Audit Committee Disclosure

Under Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) reporting issuers are required to provide disclosure with respect to its Audit Committee.

Audit Committee and Audit Committee Financial Expert

Our board has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. It consists of Martino Ciambrelli, Bill Marcus and Michelle Sibley, and oversees and reports to the board of directors on various auditing and accounting-related matters, including the maintenance of the integrity of our financial statements, reporting process and internal controls; the selection, evaluation, compensation and retention of our independent registered public accounting firm; the performance of internal audit; legal and regulatory compliance, including our disclosure controls and procedures; and oversight over our risk management policies and procedures.

Mr. Marcus serves as chairman of this committee and has been determined by our board to be an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Audit Committee Oversight

At no time since the commencement of our most recently completed financial year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by our board.

Reliance on Certain Exemptions

At no time since the commencement of our most recently completed financial year has our company relied on the exemption in Section 2.4 of NI 52-110 (De Minimis Non-audit Services), or an exemption from NI 52-110, in whole or in part, granted under Part 8 of NI 52-110.

Pre-Approval Policies and Procedures

The Audit Committee is authorized by our board of directors to review the performance of our external auditors and approve in advance provision of services other than auditing and to consider the independence of the external auditors, including a review of the range of services provided in the context of all consulting services bought by our company.

Item 11	Executive Compensation

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2014;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2014; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2014,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended December 31, 2014 and December 31, 2013 are set out in the following summary compensation table:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Marcello Leone(2) President, CEO, Secretary and Director	2014 2013	56,693 N/A	Nil N/A	Nil N/A	29,255 N/A	Nil N/A	Nil N/A	Nil N/A	85,948 N/A
Jameel Vaghela(3) CFO	2014 2013	31,828 N/A	Nil N/A	Nil N/A	12,164 N/A	Nil N/A	Nil N/A	239 N/A	44,231 N/A
Manfred Vollmer(4) Former Chief Operating Officer	2014 2013	19,892 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	19,892 N/A
Craig Brod Ph.D. Former CEO(5)	2014 2013	104,611 105,051	Nil Nil	Nil Nil	Nil 150,014	Nil Nil	Nil Nil	51,000 12,250(9)	155,611 267,315
Jim Nowodworski Former CFO(6)	2014 2013	159,919 63,326	Nil Nil	Nil Nil	Nil 64,761	Nil Nil	Nil Nil	15,000 3,395(10)	174,919 131,482
Erick Siffert Former COO(7)	2014 2013	13,634 180,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 6,374(11)	13,634 186,374
David Campisi Former CEO(8)	2014 2013	N/A 127,975	N/A Nil	N/A Nil	N/A 311,403	N/A Nil	N/A Nil	N/A 4,066(10)	N/A 443,444

(1)
These amounts represent the fair value of these options at the date of grant. The fair value of all of the options was determined using the Black-Scholes option pricing model, using a 6 to 10 year expected life of the option, a volatility factor of 111%, a risk-free rate of 2.23% and no assumed dividend rate for the grants in 2014. These amounts represent the fair value of these options at the date of grant. The fair value of all of the options was determined using the Black-Scholes option pricing model, using a 3.59 to 5.27 year expected life of the option, a volatility factor of 100%, a risk-free rate of 1.05% to 1.41% and no assumed dividend rate for the grants in 2013.

(2)	Mr. Leone was appointed the CEO, President and a director of our company on December 4, 2014, the President of our subsidiary on May 23, 2014, and CEO of our subsidiary on August 1, 2014.
(3)
Mr. Vaghela was appointed as CFO and Secretary of our company on December 4, 2014, the Secretary of our subsidiary on September 1, 2014 and the CFO and Treasurer of our subsidiary on September 2, 2014.

(4)	Mr. Vollmer was the Chief Operating Officer of our subsidiary from August 18, 2014 until October 23, 2014.
(5)	Mr. Brod was the CEO of our subsidiary from April 30, 2013 until August 1, 2014.
(6)	Mr. Nowodworski was the CFO of our subsidiary from June 21, 2013 until September 1, 2014.
(7)	Mr. Siffert was our Chief Operating Officer from June 7, 2011 to January 9, 2014.
(8)	Mr. Campisi was our CEO from August 8, 2012 to April 30, 2013.
(9)	Housing allowance and furniture rental provided under the terms of Mr. Brod’s employment agreement and medical benefits paid by our subsidiary.
(10)	Medical benefits paid by our subsidiary.
(11)	Consists of $1,000 equipment sale from Exit 21, a company owned by the former employee.

Compensation Discussion and Analysis

On July 18, 2013, we signed an employment agreement with Craig Brod, Ph.D., our former chief executive officer, effective as of May 1, 2013.  We agreed to pay the sum of $168,000 per year and a lump sum of $36,000 to Dr. Brod, which lump sum was payable on or before January 6, 2014. We also agreed to grant options to purchase up to 900,000 shares of our common stock at an exercise price of $0.35 per share. The options vest as follows: 250,000 immediately; 350,000 on January 31, 2014; and 300,000 on August 31, 2014. We also granted the executive a reasonable housing allowance up to a maximum of $1,800 a month and standard benefits. The employment agreement shall terminate on December 31, 2013 and shall be automatically extended by one year unless either party gives ninety (90) days’ prior written notice. The employment agreement was extended until December 31, 2014. The agreement was terminated upon Mr. Brod’s resignation on August 1, 2014.  Pursuant to the agreement we paid Dr. Brod $39,000 in severance.

Our former chief financial officer does not have any written employment agreement other than the agreed upon terms outlined in his initial offer letter. Under the initial offer letter to Jim Nowodworski, our former chief financial officer, we agreed to provide him with a base salary of $150,000 on an annual basis and deferred compensation of $30,000 payable annually on January 31 (for 2013, the amount was prorated to $15,000 and payable on January 31, 2014). In addition, we granted him options to purchase 450,000 shares of our common stock at an exercise price of $0.21 with an expiration date of September 5, 2023. Mr. Nowodworski is also eligible for a short term bonus plan beginning with the 2014 year with a target payout of 30% bonus and expected to be paid in early 2015 and we also granted him the standard benefits.  The employment agreement with Mr. Nowodworski was terminated on September 1, 2014. Mr. Nowodworski was retained in a consultant capacity until December 31, 2014.

On September 23, 2014, effective September 15, 2014, we entered into an executive employment agreement with Marcello Leone, our CEO, whereby we agreed to pay Mr. Leone a base salary of $170,000 per year and the eligibility to participate in our bonus and other incentive compensation plans and programs for our senior employees. Mr. Leone shall have the opportunity to earn an annual target bonus to be determined by and measured against financial criteria to be determined by our board of directors (or a committee thereof), of up to 25% of the base salary upon our company’s achievement of financial and operating metrics to be annually determined by our board of directors (or a committee thereof), and upon recommendation of our board of directors at its sole discretion. The incentive bonus payment shall be made within thirty (30) days after our company’s independent accounting firm has concluded the close of the fiscal year.  In addition, we agreed to grant options to purchase up to 1,650,000 shares of our common stock at an exercise price of $0.30 per share.  The options will vest on the date that our company reports positive net cash from operating activities and net income, as shown on either our interim or annual financial statements as filed with the SEC.  Mr. Leone is also eligible for up to 2,250,000 additional stock options, which will be granted within the next 18 months in accordance with applicable laws and stock exchange rules.  The employment agreement shall terminate on September 15, 2017 and shall be automatically renewed upon the mutual agreement of Mr. Leone and our company by agreeing to such extension in writing by no later than September 1, 2017.

On August 22, 2014, effective September 2, 2014, we entered into an employment agreement Jameel Vaghela, our CFO, whereby we agreed to pay Mr. Vaghela an annual salary of $108,000 and the eligibility to participate in our bonus and other incentive compensation plans and programs for our senior employees.  In addition, we agreed to grant options to purchase up to 300,000 shares of our common stock at an exercise price equal to a 25% discount to the Market Price (as defined by the TSX Venture Exchange).  The options vest as follows:  (i) 30,000 options will vest at the end of the first year of the term of the employment agreement, (ii) 50,000 options will vest at the end of the second year of the term of the employment agreement, and (iii) 220,000 options will vest on the date our company reports positive net cash from operating activities and net income, as shown on either our interim or annual financial statements as filed with the SEC.  The term of the employment agreement is for an indefinite term, unless terminated by either party in accordance with the employment agreement.  The employment agreement may be terminated by Mr. Vaghela by providing at least four weeks prior written notice to our company.

On August 20, 2014, we entered into an employment agreement with Manfred Vollmer, our former Chief Operating Officer, whereby we agreed to pay Mr. Vollmer an annual salary of $150,000 and the eligibility to participate in our bonus and other incentive compensation plans and programs for our senior employees.  In addition, we agreed to grant options to purchase up to 1,100,000 shares of our common stock at an exercise price equal to a 25% discount to the Market Price (as defined by the TSX Venture Exchange).  The options vest as follows:  (i) 100,000 options will vest at the end of the first year of the term of the employment agreement, (ii) 150,000 options will vest at the end of the second year of the term of the employment agreement, and (iii) 850,000 options will vest on the date our company reports positive net cash from operating activities and net income, as shown on either our interim or annual financial statements as filed with the SEC.  The employment agreement with Mr. Vollmer was terminated on October 23, 2014 upon his resignation as the Chief Operating Officer.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2014:

Name	Option awards					Stock awards
	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Marcello Leone	Nil	1,600,000	Nil	0.30	August 18, 2024	Nil	Nil	Nil	Nil
Jameel Vaghela	Nil	300,000	Nil	0.30	August 18, 2024	Nil	Nil	Nil	Nil
Manfred Vollmer	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Craig Brod Ph.D.	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Jim Nowodworski	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Erick Siffert	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended December 31, 2014:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards(1) ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Bill Marcus(2) Director	Nil	Nil	65,990	Nil	Nil	Nil	65,990
Martino Ciambrelli(3) Director	Nil	Nil	26,396	Nil	Nil	Nil	26,396

Michelle Sibley(4) Director	Nil	Nil	65,990	Nil	Nil	Nil	65,990
Maria Leone(5) Director	Nil	Nil	19,797	Nil	Nil	Nil	19,797
Peter Pan(6) Director	Nil	Nil	39,594	Nil	Nil	Nil	39,594
Dale Wallster(7) Former Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Munir Ali(8) Former Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)
These amounts represent the fair value of these options at the date of grant. The fair value of all of the options was determined using the Black-Scholes option pricing model, using a 6 to 10 year expected life of the option, a volatility factor of 111%, a risk-free rate of 2.23% and no assumed dividend rate.

(2)	Bill Marcus was appointed as a director of our company on December 4, 2014 and of our subsidiary on December 19, 2012.
(3)	Martino Ciambrelli was appointed as a director of our company on December 4, 2014 and of our subsidiary on March 11, 2014.
(4)	Michelle Sibley was appointed as a director of our company on December 4, 2014 and of our subsidiary on March 11, 2014.
(5)	Maria Leone was appointed as a director of our company on December 4, 2014 and of our subsidiary on May 26, 2014.
(6)	Peter Pan was appointed as a director of our company on December 4, 2014 and of our subsidiary on May 26, 2014.
(7)	Dale Wallster resigned as a director of our subsidiary on May 23, 2014.
(8)	Munir Ali resigned as a director of our subsidiary on January 6, 2014.

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on their behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by the directors, other than named executive officers, of our company as of December 31, 2014.

Option Awards						Stock Awards
	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Bill Marcus	50,000(1) 50,000(1) 50,000(1) 50,000(1) 50,000(1) Nil 12,500	Nil Nil Nil Nil Nil 50,000 37,500	Nil Nil Nil Nil Nil Nil Nil	1.20 1.20 1.20 1.20 1.20 0.40 0.30	1/25/17 4/26/17 7/26/17 10/26/17 1/30/18 3/10/23 8/18/24	Nil	N/A	Nil	N/A
Martino Ciambrelli	100,000	100,000	Nil	0.30	8/18/24	Nil	N/A	Nil	N/A
Michelle Sibley	12,500	37,500	Nil	0.30	8/18/24	Nil	N/A	Nil	N/A
Maria Leone	50,000	150,000	Nil	0.30	8/18/24	Nil	N/A	Nil	N/A
Peter Pan	75,000	225,000	Nil	0.30	8/18/25	Nil	N/A	Nil	N/A

(1)
Represents warrants issued to Only One Degree, LLC, of which Mr. Marcus was 50% owner as of December 31, 2014.  The warrants were issued for consulting services prior to Mr. Marcus joining our board of directors.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 21, 2015, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors, director nominees, named executive officers (as defined in the “Executive Compensation” section) and current executive officers and by our current directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 (the “Exchange Act”). This information does not necessarily indicate beneficial ownership for any other purpose.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Common Stock	Marcello Leone 1672 West 2nd Avenue Vancouver, BC V6J 1H4	5,261,940(2)	Direct/Indirect	7.37%
Common Stock	Bill Marcus 1672 West 2nd Avenue Vancouver, BC V6J 1H4	1,477,200(3)	Direct/Indirect	2.07%
Common Stock	Michelle Sibley 1672 West 2nd Avenue Vancouver, BC V6J 1H4	45,000(4)	Direct/Indirect	0.06%
Common Stock	Martino Ciambrelli 1672 West 2nd Avenue Vancouver, BC V6J 1H4	130,000(5)	Direct	0.18%
Common Stock	Maria Leone 1672 West 2nd Avenue Vancouver, BC V6J 1H4	866,666(6)	Direct	1.21%
Common Stock	Peter Ying Pan 1672 West 2nd Avenue Vancouver, BC V6J 1H4	735,250(7)	Direct	1.03%
Common Stock	Jameel Vaghela 1672 West 2nd Avenue Vancouver, BC V6J 1H4	10,000	Direct	0.01%
Common Stock	Dirctors and Current Executive Officers as a group (7 persons)	8,526,056		11.95%

(1)
Percentage of ownership is based on 71,355,107 shares of common stock issued and outstanding as of April 21, 2015.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such common stock, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to stock options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such stock option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)
Consists of 3,162,627 shares of common stock held directly, 234,343 shares of common stock held indirectly by minor children, 1,720,114 warrants held directly exercisable within 60 days and 144,856 warrants held indirectly by minor children exercisable within 60 days.

(3)
Includes options to purchase 50,000 shares of common stock, warrants to purchase 500,000 shares of common stock directly and warrants to purchase 500,000 shares of common stock issued to Only One Degree, LLC, all exercisable within 60 days.  These warrants represent Mr. Marcus’ 50% ownership interest in Only One Degree, LLC.

(4)	Consists of 20,000 shares of common stock held through her membership interest in SCG Financial holdings LLC and options to purchase 100,000 shares of common stock exercisable within 60 days.

(5)	Includes options to purchase 100,000 shares of common stock exercisable within 60 days.

(6)	Includes options to purchase 75,000 shares of common stock exercisable within 60 days.

(7)	Includes options to purchase 150,000 shares of common stock exercisable within 60 days.

(8)	Includes options to purchase 475,000 shares of common stock and warrants to purchase 2,864,970 shares of common stock exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since January 1, 2014, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000, being the lesser of $120,000 or one percent of our total assets at December 31, 2014, and in which any of the following persons had or will have a direct or indirect material interest:

(a)	Any director or executive officer of our company;

(b)	Any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities;

(c)
Any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of our company when it was a shell company; and

(d)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

During 2014, our company issued and repaid a $30,000 unsecured promissory note to an entity owned by a related party, including $2,000 of interest expense.

Our company reimbursed a company of which the President of our company is an executive and major shareholder for expenses incurred in connection with the February 2014 and May 2014 private placement offerings.  These expenses totaled $18,792 and were classified as offering costs.

Our board of directors approved the reimbursement of $74,349 of expenses incurred by the President of our company.  These expenses were incurred prior to employment of the President on May 23, 2014 for purposes of raising capital during 2014 and were expensed and paid during 2014.

Our company had sales to an entity affiliated with the President of our company and owned by one of the directors of our company. 2014 sales to this entity totaled $25,315 and resulted in a gross margin loss of $2,731.  Credits totaling $3,241 were issued to this entity for products used for equity fundraising purposes during the year.  As of December 31, 2014, approximately $2,697 is due to this affiliated entity.

Our company had sales to an entity owned by the President of our company. 2014 sales to this entity totaled $40,877 and resulted in a gross margin loss of $13,470. Credits totaling $24,636 were issued to this entity. As of December 31, 2014, none is due to this affiliated entity.

Our company utilized the consulting services of the spouse of the President of our company in the capacity of Director of Sales – Latin America. 2014 consulting fees totaled $19,395.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

Item 14           Principal Accounting Fees and Services

The following table sets forth the fees billed to our company for professional services rendered by Dale Matheson Carr-Hilton LaBonte LLP, our independent registered public accounting firm for the year ended December 31, 2014 and Deloitte & Touche LLP, our former independent registered public accounting firm, for the year ended December 31, 2013:

	2014(1)	2013(2)
	USD	USD
Audit Fees	95,000	115,000
Audit-Related Fees	-	-
Tax-Fees	5,000	12,960
Other Fees	-	490
Total Fees	100,000	128,450

(1)  Rendered by Dale Matheson Carr-Hilton LaBonte LLP.

(2)  Rendered by Deloitte & Touche LLP.

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton LaBonte LLP and Deloitte & Touche LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining its respective independence.

PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit
2.1	Share Exchange and Arrangement Agreement with the Plan of Arrangement and Plan of Share Exchange Agreement dated December 4, 2014(15)
2.2	Order of the British Columbia Supreme Court(15)
3.1	Articles of Incorporation for Respect Your Universe, Inc.(1)
3.2	Bylaws for Respect Your Universe, Inc.(1)
3.3	Certificate of Change for Respect Your Universe, Inc.(11)
3.5	Articles(15)
3.6	Notice of Articles(15)
3.7	Articles of Exchange for Respect Your Universe, Inc.(15)
10.1	Employment Agreement with Craig Brod(2)
10.2	Form of Subscription Agreement(3)
10.3	Form of Warrant(3)
10.4	Lease between Westlake Center Associates Limited Partnership and Respect Your Universe, Inc. dated December 10, 2013(6)
10.5	Employment Offer Letter to Jim Nowodworski(7)
10.6	Form of Subscription Agreement(8)
10.7	Form of Warrant(8)
10.8	Form of Subscription Agreement(10)
10.9	Form of Warrant(10)
10.10	Employment Agreement dated August 22, 2014 with Jameel Vaghela(12)
10.11	Employment Agreement dated August 22, 2014 with Manfred Vollmer(12)
10.12	Employment Agreement dated August 22, 2014 with Marcello Leone(13)
14	Code of Ethics(4)
16.1	Letter from Deloitte & Touche LLP regarding change in independent registered public accounting firm(9)
16.2	Letter from Marcum LLP regarding change in independent registered public accounting firm(14)
21*	Subsidiaries
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
99.1*	Stock Option Plan
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
      *filed herewith
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, filed April 20, 2010.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed on July 24, 2013.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed on February 6, 2014.
(4)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, filed on March 9, 2012.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, filed on April 14, 2011.
(6)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, filed on April 15, 2014.
(7)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K/A, filed on April 29, 2014.
(8)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed on May 30, 2014.
(9)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed on June 2, 2014.
(10)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed on June 16, 2014.
(11)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed on July 8, 2014.
(12)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed on August 25, 2014.
(13)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed on September 30, 2014.
(14)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed on October 3, 2014.
(15)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed on February 23, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RYU Apparel Inc.

Date: April 30, 2015	/s/ Marcello Leone
Marcello Leone Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2015	/s/ Jameel Vaghela
Jameel Vaghela Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcello Leone	Director and Chief Executive Officer (Principal Executive Officer)	April 30, 2015
Marcello Leone

/s/ Jameel Vaghela	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2015
Jameel Vaghela

/s/ Bill Marcus	Director	April 30, 2015
Bill Marcus

/s/ Martino Ciambrelli	Director	April 30, 2015
Martino Ciambrelli

/s/ Michelle Sibley	Director	April 30, 2015
Michelle Sibley

/s/ Peter Pan	Director	April 30, 2015
Peter Pan
/s/ Maria Leone	Director	April 30, 2015
Maria Leone